Form 10-K
period 1993-12-31
WISCONSIN BELL INC
filed 1994-03-30
CIK 107844

FORM 10-K




                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549




             (X) ANNUAL REPORT PURSUANT TO SECTION 13 or 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                  For the fiscal year ended December 31, 1993

             ( ) Transition Report Pursuant to Section 13 or 15(d)
                    of the Securities Exchange Act of 1934




                         Commission file number 1-6589


                             WISCONSIN BELL, INC.

               A Wisconsin                       I.R.S. Employer
               Corporation                       No. 39-0716650

                722 North Broadway, Milwaukee, Wisconsin 53202
                         Telephone Number 414 549-7102



Securities registered pursuant to Section 12(b) of the Act:  See attached
                                                             Schedule A.

Securities registered pursuant to Section 12(g) of the Act:  None.


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF AMERITECH
CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL
INSTRUCTION J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING
THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL
INSTRUCTION J(2).


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes   X    No

                                Schedule A


     Securities registered pursuant to Section 12(b) of the Act:

     ______________________________________________________________________
                                                    Name of each exchange
               Title of each class                   on which registered

     Thirty-Six Year 7 1/4% Debentures,           New York Stock Exchange
          due February 1, 2007

                             TABLE OF CONTENTS

                                  PART I
                                Description

Item                                                                    Page

 1.  Business ..........................................................  4

 2.  Properties ........................................................ 14

 3.  Legal Proceedings ................................................. 14

 4. Submission of Matters to a Vote of Security Holders (Omitted pursuant to General Instruction J(2)).


                                  PART II
                                Description

 5. Market for the Registrant's Common Equity and Related Stockholder Matters (Inapplicable).

 6.  Selected Financial and Operating Data ............................. 15

 7.  Management's Discussion and Analysis of the Results of Operations
       (Abbreviated pursuant to General Instruction J(2))............... 17

 8.  Financial Statements and Supplementary Data ....................... 23

 9.  Changes in and Disagreements on Accounting and Financial
       Disclosure....................................................... 42


                                 PART III
                                Description

10. Directors and Executive Officers of Registrant (Omitted pursuant to General Instruction J(2)).

11.  Executive Compensation (Omitted pursuant to General Instruction
       J(2)).

12. Security Ownership of Certain Beneficial Owners and Management (Omitted pursuant to General Instruction J(2)).

13. Certain Relationships and Related Transactions (Omitted pursuant to General Instruction J(2)).


                                  PART IV
                                Description

14.  Exhibits, Financial Statement Schedules, and Reports on Form
       8-K ............................................................. 43

                                   PART I

Item 1.  Business.

General

Wisconsin Bell, Inc. (the Company), is incorporated under the laws of the State of Wisconsin and has its principal office at 722 North Broadway, Milwaukee, Wisconsin 53202 (telephone number 414-549-7102). The Company is a wholly owned subsidiary of Ameritech Corporation (Ameritech), a Delaware corporation. Ameritech is the parent of the Company, Illinois Bell Telephone Company, Indiana Bell Telephone Company, Incorporated, Michigan Bell Telephone Company and The Ohio Bell Telephone Company (the "landline telephone companies"), as well as several other communications businesses and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000). The Company is managed by its sole shareholder rather than a Board of Directors as permitted by Wisconsin law.

In 1993, Ameritech restructured its landline telephone companies and two other related businesses into a structure of customer-specific business units supported by a single, regionally coordinated network unit. The five Bell companies continue to function as legal entities, owning Bell company assets in each state and continue to be regulated by the individual state public utility commissions. Products and services are now marketed under a single common brand identity, "Ameritech," rather than using the "Bell" name.
While the Ameritech logo in now used to identify all the Ameritech companies, the Company is sometimes regionally identified as Ameritech Wisconsin.

The Company is engaged in the business of furnishing a wide variety of advanced telecommunications services in Wisconsin, including local exchange and toll service and network access services in Wisconsin. In accordance with the Consent Decree and resulting Plan of Reorganization (Plan) described below, the Company provides two basic types of telecommunications services within speci-fied geograph-ical areas termed Local Access and Transport Areas (LATAs), which are generally centered on a city or other identifiable community of interest. The first of these services is the transporting of telecommunica-tions traffic between telephones and other equipment on customers' premises located within the same LATA (intraLATA service), which can include toll service as well as local service. The second service is providing exchange access service, which links a customer's telephone or other equipment to the network of transmission facilities of interexchange carriers which provide telecommunications service between LATAs (interLATA service).

About 67 percent of the population and 14 percent of the area of Wisconsin is served by the Company. The remainder of the state is served by other local telecommunications companies. La Crosse, Wisconsin, is the only city of over 50,000 population in the State in which local service is furnished by a non-affiliated company. Other communications services offered by the Company include data transmission, transmission of radio and television programs and private line voice and data services.

The following table sets forth for the Company the number of customer lines in service at the end of each year.

                                                 Thousands
                                  1993      1992     1991     1990     1989
Customer Lines
in Service . . . . . . . . .     1,898     1,834    1,784    1,738    1,684

The Company has certain agreements with Ameritech Publishing, Inc. ("Ameritech Publishing"), an Ameritech business unit doing business as "Ameritech Advertising Services," under which Ameritech Publishing publishes and distributes classified directories under a license from the Company and provides services to the Company relating to both classified and alphabetical directories. API pays license fees to the Company under the agreements.

Ameritech Services, Inc. (ASI) is a company jointly owned by the Company and the other Ameritech landline telephone companies. ASI provides to those companies human resources, technical, marketing, regulatory planning and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the landline telephone companies and integrated communications and information systems for all the business units.

Ameritech Information Systems, Inc., a subsidiary of Ameritech, sells, installs and maintains business customer premises equipment, and sells network and central office-based services provided by the Company and the other four landline telephone companies. It also provides expanded marketing, product support and technical design resources to large business customers in the Ameritech region.

In 1993, about 91% of the total operating revenues of the Company were from telecommunications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 75% of the revenues from communication services were attributable to intrastate operations.

Capital expenditures represent the single largest use of Company funds. The Company has been making and expects to continue to make large capital expenditures to meet the demand for telecommunications services and to further improve such services. The total investment in telecommunications plant increased from about $2,571,000,000 at December 31, 1988, to about $2,724,000,000 at December 31, 1993, after giving effect to retirements but before deducting accumulated depreciation at either date. Capital expenditures of the Company since January 1, 1989, were approximately as follows:

     1989 .............. $174,000,000      1992 .............. $174,000,000
     1990 .............. $155,000,000      1993 .............. $147,000,000
     1991 .............. $164,000,000

Expanding on the aggressive deployment plan it began it 1992, in January 1994, Ameritech unveiled a multi-billion dollar plan for a digital network to deliver video services. Ameritech is launching a digital video network upgrade that by the end of the decade will enable 6,000,000 customers in its region to access interactive information and entertainment services, as well as traditional cable TV services, from their homes, schools, offices, libraries and hospitals. The Company, for its part in the network upgrade has made an initial filing with the Federal Communications Commission (FCC) seeking approval of the program. The filing reflects capital expenditures of approximately $53.0 over the next three years.

The Company may also, depending on market demand make additional capital expenditures under the digital video network upgrade program. The Company anticipates that its capital expenditures for the program will be funded without increasing its recent historical level of capital expenditures. Capital expenditures are expected to be about $156.0 in 1994. This amount excludes any capital expenditures that may occur in 1994 related to the above described video network upgrade program.

Consent Decree and Line of Business Restrictions

On August 24, 1982, the United States District Court for the District of Columbia (Court) approved and entered a consent decree entitled the "Modification of Final Judgment" (Consent Decree), which arose out of antitrust litigation brought by the Department of Justice (DOJ), and which required AT&T to divest itself of ownership of those portions of its wholly-- owned Bell operating communications company subsidiaries (Bell Companies) that related to exchange telecommunications, exchange access and printed directory advertising, as well as AT&T's cellular mobile communications business. On August 5, 1983, the Court approved a Plan outlining the method by which AT&T would comply with the Consent Decree. Pursuant to the Consent Decree and the Plan, effective January 1, 1984, AT&T divested itself of, by transferring to Ameritech, its ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech Bell Companies, as well as its regional cellular mobile communications business.

The Consent Decree, as originally approved by the Court in 1982, provided that the Company (as well as the other Bell Companies) could not, directly or through an affiliated enterprise, provide interLATA telecommunica-tions services or information services, manufacture or provide telecommun-ications products or provide any product or service, except exchange telecom-munications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the Company and the other Bell Companies to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

The Consent Decree provided that the Court could grant a waiver to a Bell Company or its affiliates upon a showing to the Court that there is no substantial possibility that the Bell Company could use its monopoly power to impede competition in the market it seeks to enter. The Court has, from time to time, granted waivers to the Company and other Bell Companies to engage in various activities.

The Court's order approving the Consent Decree provides for periodic reviews of the restrictions imposed by it. Following the first triennial review, in decisions handed down in September 1987 and March 1988, the Court continued the prohibitions against Bell Company manufacturing of telecommunications products and provision of interLATA services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses.

In April 1990, a Federal appeals court decision affirmed the Court's decision continuing the restriction on Bell Company entry into interLATA services and the manufacture of telecommunications equipment, but directed the Court to review its ruling that restricted RHC involvement in the information services business and to determine whether removal of the information services restriction would be in the public interest. In July 1991, the Court lifted the information services ban but stayed the effect of the decision pending outcome of the appeals process. Soon after the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the Bell companies to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

Members of Congress and the White House are intensifying efforts to enact legislative reform of telecommunications policy in order to stimulate the development of a modern national information infrastructure to bring the benefits of advanced communications and information services to the American people.

Intrastate Rates and Regulation

The Company, in providing communications services, is subject to regulation by the Public Service Commission of Wisconsin (PSCW) with respect to intrastate rates and services, depreciation rates (for intrastate services), issuance of securities and other matters. Unless otherwise indicated, the amounts of the changes in revenues resulting from changes in intrastate rates referred to below are stated on an annual basis and are estimates without adjustment for subsequent changes in volumes of business. The principal changes in intrastate rates authorized since January 1, 1989, were:

On June 29, 1989, the PSCW approved an order which extended competition to some intraLATA toll services by authorizing interexchange carriers to provide certain services in competition with the Company and other local carriers. As a result, effective July 6, 1989, the PSCW approved the Company's proposals to reprice the intraLATA toll services that would be affected by the new competitive environment. These services include WATS and 800 Services and Value Calling Plans. This repricing order caused long distance revenue to decrease by about $5,800,000 annually.

On July 1, 1989, the PSCW ordered a 14% return on equity which resulted in credits on customer bills. This would have caused an annual decrease of $34,700,000 in local service and access revenues, however, this amount was reduced by $3,500,000 due to a temporary injunction granted by the Milwaukee County Circuit Court on August 9, 1989. The injunction was a result of an appeal filed by the Company relating to the inside wire installation and maintenance portion of the PSCW order.

On December 27, 1989, the PSCW issued an interim and amended order which decreased the ongoing rate credit by $5,200,000 per quarter year starting January 1, 1990. This adjustment was in consideration of the shortfall

Wisconsin Bell was expected to incur due to the implementation of access rates for intrastate long distance service and the mirroring of interstate access rates. Additionally, the PSCW established this adjustment on a subject-to-refund with interest provision basis, pending final determination of the Company's shortfall at a later date.

On June 15, 1990, the PSCW ordered a refund of $23,500,000 to residential and business customers as well as interexchange carriers, related to the level of earnings experienced during the moratorium period covering August 1987 through July 1989. At the same time, the PSCW also ordered the Company to refund approximately $2,000,000 to customers in order to pass back savings resulting from a gross receipts tax rate reduction effective January 1, 1989. The order resulted in credits on customer bills and refunds to interexchange carriers during the month of July 1990. The Company made sufficient provisions in the financial statements throughout the 1987-89 period in anticipation of the PSCW findings. The PSCW also ruled that an additional $9,300,000 was subject to refund pending the outcome of the appeal associated with inside wire.

On September 5, 1990, the PSCW approved two alternate plans for intrastate regulation - the Base Case Plan and the Three-Year Plan. The Company chose to participate in the Three-Year Plan. The terms and conditions of the plan were effective October 1, 1990, and resulted in an annual decrease of $3,943,000 in local service revenues. Under the Three--Year Plan, the rate of return on equity was set at 13.75 percent and the Company's revenues were not subject-- to-refund on a going forward basis. This trial, which was to remain in effect until December 31, 1993, has been extended while the PSCW reviews a new price regulation plan. In February 1994, bills were introduced in the Wisconsin legislature that, if passed, would replace rate-of-return regulation with price regulation for companies choosing it.

On February 21, 1991, the PSCW authorized the elimination of the subject-- to-refund with interest provision pertaining to the Company's expected quarterly shortfall of $5,200,000 due to the change from independent company settlements to access charges. The PSCW also determined that no refund is necessary for this item during the January 1, 1990, through September 30, 1990, subject-to--refund period.

On May 1, 1991, the Company repriced its Value Calling Plans reducing long distance revenue by approximately $900,000 annually.

Effective June 1991 and in accordance with provisions of the Three-Year Plan, the Company implemented a volume discount rate structure that replaced the previous residential local service calling plans. The new rate structure reduces local service revenue by nearly $23,000,000 annually.

On September 1, 1992, the Company eliminated Business Touchtone charges reducing local service revenue by $4,800,000 annually.

On October 5, 1992, the Company repriced its Value Calling Plans reducing long distance revenue by approximately $600,000 annually.

On March 30, 1993, the PSCW reached a final decision concerning inside wire and moratorium refund issues. In April 1993, the Company commenced refunding $22,500,000 to residential and business customers and interexchange carriers.

The $21,300,000 credit/rate reduction consisted of three elements:
$17,300,000 for settlement of inside wire appeals; $3,900,000 for an addi-tional refund from the 1987-89 moratorium review; and $158,000 for additional gross receipts tax rate reductions that must be passed back to customers.

Additionally during 1993, the Company repriced other specific services which resulted in the following approximate rate reductions:

   Effective Date         Revenue Category/Service             Annual Impact

   January 1, 1993        Access Revenue                        $  (500,000)
                            Carrier Directory Assistance
                          Long Distance Revenue                    (145,000)
                            Special Toll Billing

   February 1, 1993       Local Svc./Long Dist. Revenue          (2,330,000)
                            Optinet Bell Channel

   March 1, 1993          Access Revenue                           (560,000)
                            Optinet DS1

   May 15, 1993           Access Revenue                         (6,130,000)
                            Switched Access CCL and TS

   August 1, 1993         Local Service Revenue                  (1,400,000)
                            Business Volume Discount Plan

FCC Regulatory Jurisdiction

The Company is subject to the jurisdiction of the Federal Communications Commission (FCC) with respect to intraLATA interstate services, interstate access services and other matters. The FCC prescribes for communications companies a uniform system of accounts apportioning costs between regulated and nonregulated services, depreciation rates (for interstate services) and the principles and standard procedures (separations procedures) used to separate property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those appli-cable to services under the jurisdiction of the respective state regulatory authorities.

For certain companies, including the Company, interstate services regulated by the FCC are covered by a price cap plan. The Plan creates incentives to improve productivity over benchmark units in order to retain higher earnings. Price cap regulation sets maximum limits on the prices that may be charged for telecommunications services but also provides for a sharing of productivity gains. Earnings in excess of 12.25% will result in prospective reductions of the price ceilings on interstate services.

In January 1994, the FCC began a scheduled fourth-year comprehensive review of price cap regulation for local exchange companies.

Access Charges Arrangements

Interstate Access Charges.

The Ameritech landline telephone companies provide access services for the origination and termination of interstate telecommunications. The access charges are of three types: common line, switched access and trunking.

The common line portion of interstate revenue requirements are recovered through monthly subscriber line charges and per minute carrier common line charges. The carrier common line rates include recovery of transitional and long-term support payments for distribution to other local exchange carriers. Transitional support payments were made over a four-year period which ended on April 1, 1993. Long-term support payments will continue indefinitely.

Effective January 1, 1994, rates for local transport services were restructured and a new "trunking" service category created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a local exchange carrier's serving wire center and a Company end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and a Company end office where multiplexing occurs. High volume customers generally use the flat-rated dedicated facilities associated with special access, while usage sensitive rates apply for lower-volume customers that utilize a common switching center.

Local transport rate elements for switched services assess a flat monthly rate and a mileage sensitive rate for the physical facility between the customer's point of termination and the end office, a usage sensitive and mileage sensitive rate assessed for the facilities between the end office through the access tandem to the customer's serving wire center, and a minute of use charge assessed to all local transport. The flat rate transport rates and structure generally mirror special access rate elements. Customers can order direct transport between the serving wire center or end office and the access tandem and tandem switched transport between the access tandem and the end office.

Special access charges are monthly charges assessed to customers for access to interstate private line service. Charges are paid for local distribution channels, interoffice mileage and optional features and functions.

State Access Charges.

Compensation arrangements required in connection with origination and termination of intrastate communications by interexchange carriers are subject to the jurisdiction of the state regulatory commissions. The Ameritech landline telephone companies currently provide access services to interexchange carriers authorized by the state regulatory commissions to provide service between local serving areas pursuant to tariffs which generally parallel the terms of the interstate access tariffs. In the event interexchange carriers are authorized by the state regulatory commissions to provide service within their local serving areas, the Ameritech landline telephone companies intend to provide access service under the same tariffs applicable to intrastate services provided by such carriers between the Ameritech landline telephone companies' local serving areas.

Separate arrangements govern compensation between Ameritech landline telephone companies and independent telephone companies for jointly provided communications within the five Ameritech companies' local serving areas and associated independent telephone company exchanges. These arrangements are subject to the jurisdiction of the FCC and the state regulatory commissions.

Competition

Regulatory, legislative and judicial decisions, technological advances as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products and the number of companies offering such services. Market convergence, already a reality, is expected to intensify.

The FCC has taken a series of steps that are expanding opportunities for companies to compete with local exchange carriers in providing services that fall under the FCC's jurisdiction. In September 1992, the FCC mandated that local exchange carriers provide network access for special transmission paths to competitive access providers, interexchange carriers and end users. In February 1993, Ameritech filed a tariff with the FCC, which was effective in May, making possible this type of interconnection. In August 1993, the FCC issued an order that permits competitors to interconnect to local telephone company switches. Under the new rules, certain telephone companies must allow all interested parties to terminate their switched access transmission facilities at telephone company central offices, wire centers, tandem switches and certain remote nodes. Ameritech filed a tariff in November 1993 to effect that change which was effective in February 1994.

Ameritech is seeking opportunities to compete on an equal footing. Although the Company is barred from providing interLATA and nationwide cable services, its competitors are not. Cellular telephone and other wireless technologies are poised to bypass Ameritech's local access network. Cable providers, who currently service more than eighty percent of American homes, could provide telephone service and have expressed their desire to do so. Certain interexchange carriers and competitive access providers have demonstrated interest in providing local exchange service. Ameritech's plan is to facilitate competition in the local exchange business in order to compete in the total communications marketplace.

Customers First:  Ameritech's Advanced Universal Access Plan

In 1993, Ameritech embarked on a long-range restructuring with the intent of dramatically changing the way it serves its customers, and in the process altered its corporate framework, expanding the nature and scope of its services and supporting the development of a fully competitive marketplace.
In March, Ameritech filed a plan with the FCC to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services
- - voice, data and video information.

Ameritech proposes to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale, in exchange for the freedom to compete in both its existing and currently prohibited businesses.

Ameritech has requested regulatory reforms to match the competitive environ-ment as well as support of its efforts to remove restraints, such as the interLATA service restriction, which currently restrict its participation in the full telecommunications marketplace. In addition, Ameritech asks for more flexibility in pricing new and competitive services and replacement of caps on earnings with price regulation. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for interexchange service.

To demonstrate conclusively the substantial customer and economic benefits of full competition, in December 1993, Ameritech proposed a trial of its plan, beginning in 1995. Ameritech has petitioned the DOJ to recommend Federal District Court approval of a waiver of the long-distance restriction of the Consent Decree so that Ameritech can offer interexchange service. At the same time, Ameritech would facilitate the development of local communications markets by unbundling the local network and integrating competitors' switches. The trial would begin in Illinois in the first quarter of 1995 and would last indefinitely. Other states could be added over time. If the trial is approved by the DOJ, the request must be acted on by the Court which retains jurisdiction over administering the terms of the Consent Decree. In February 1994, Ameritech filed tariffs with the Illinois Commerce Commission that propose specific rates and procedures to open the local network in that state. Approval could take up to 11 months.

Ameritech has received broad support for the plan from Midwest elected officials, national and Midwest business leaders, and education, health industry, economic development and consumer leaders. The national and local offices of the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW) also support the plan.

Ameritech has alternative regulatory proposals pending with the state regulatory commissions in its region to support implementation of the plan.

Ameritech Video Network Concept

In January 1994, Ameritech filed plans with the FCC to construct a digital video network upgrade that will enable it to reach 6,000,000 customers by the end of the decade. Ameritech expects to spend $4.4 billion to upgrade its network to provide video services, part of a total of approximately $29 billion Ameritech estimates it will spend on network improvements over the next fifteen years. Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences. Pending FCC approval of Ameritech's plan and clearing of other regulatory hurdles, the construction of the first phase of the network could begin as soon as the fourth quarter of 1994. The new network, which will be separate from Ameritech's core local communications network, will be expanded to approximately 1,000,000 additional Midwest customers in each of the next five years.

Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, interexchange carriers and video telephony customers will also have access to the technology.

With the new system, customers will have access to a virtually unlimited variety of programming sources. These will include basic broadcast services, similar to today's cable service, and advanced interactive services such as video on demand, home healthcare, interactive educational software, distance learning, interactive games and shopping, and a variety of other entertainment and information services that can be accessed from homes, offices, schools, hospitals, libraries and other public and private institutions.

Cable/Telco Cross Ownership Ban

In November 1993, Ameritech filed motions in two federal courts seeking freedom from the ban on providing video services in its own service area. Ameritech asked U.S. District Courts in Illinois and Michigan to declare unconstitutional the provisions of the Cable Act of 1984 that bar the RHCs from providing cable TV service in areas where they hold monopolies on local phone service. In August 1993, a U.S. District Court in Washington D.C. granted a request by Bell Atlantic Corporation for such an order, but that court denied similar requests by Ameritech and the other RHCs.

Legislation has been introduced in Congress that would repeal the cross ownership ban.

Employee Relations

As of December 31, 1993, the Company employed 5,137 persons, a decrease from 5,659 at December 31, 1992. During 1993, approximately 270 employees left the payroll as a result of voluntary and involuntary workforce programs, and 156 nonmanagement employees took advantage of a Supplemental Protection Program (SIPP) established under labor agreements to voluntarily exit the workforce. Additional restructuring was done by normal attrition. On
March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 600 at the Company. Under terms of agreements between Ameritech, the CWA and the IBEW, Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

Approximately 3,875 employees are represented by the Communications Workers of America (CWA), a union affiliated with the AFL-CIO.

In July and August 1993, the Ameritech landline telephone companies and Ameritech Services reached agreement with the union on a workforce transition plan for assigning union-represented employees to the newly established business units. The agreement with the CWA extends existing union contracts with the landline telephone companies and Ameritech Services to the new units. The pacts address a number of force assignment, employment security and union representation issues. In 1995, when union contracts are due to expire, the parties will negotiate regional contracts.

During 1992, 171 of the Company's management employees left the Company through a voluntary early retirement program and involuntary terminations. Through 1995, the Company expects to eliminate additional positions through job consolidations and force reduction initiatives resulting from technological efficiencies.

Item 2.  Properties.

The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1993, central office equipment represented 36% of the Company's investment in telecommunica-tions plant in service; land and buildings (occupied principally by central offices) represented 12%; telecommunications instruments and related wiring and equipment, including private branch exchanges, substantially all of which are on the premises of customers, represented 10%; and connecting lines which constitute outside plant, the majority of which are on or under public roads, highways or streets and the remainder of which are on or under private property, represented 42%.

Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Company situated on land which it owns in fee. Many garages, administrative offices, business offices and some installations of central office equipment are in rented quarters.

Item 3.  Legal Proceedings.

Pre-divestiture Contingent Liabilities Agreement

The Plan provides for the recognition and payment of liabilities that are attributable to pre-divestiture events (including transactions to implement the divestiture) but that do not become certain until after divestiture. These contingent liabilities relate principally to litigation and other claims with respect to the former Bell System's rates, taxes, contracts, equal employment matters, environmental matters and torts (including business torts, such as alleged violations of the antitrust laws).

With respect to such liabilities, AT&T and the Bell Companies, including the Company, will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations.

Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the foregoing actions would not be material in amount to the financial position of the Company.

                                    PART II
                             WISCONSIN BELL, INC.
                Item 6.  SELECTED FINANCIAL AND OPERATING DATA
                             (Dollars in Millions)

                                   1993      1992     1991     1990     1989
Revenues
  Local service. . . . . . . .     $  488    $  475   $  471   $  476   $  433
  Interstate network access. .        239       225      221      219      212
  Intrastate network access. .         88        93       85       73       72
  Long distance. . . . . . . .        207       200      198      193      137
  Other. . . . . . . . . . . .        100        94       98       99      106
Total. . . . . . . . . . . . .      1,122     1,087    1,073    1,060      960

Operating expenses . . . . . .        867       866      865      848      764
Operating income . . . . . . .        255       221      208      212      196
Interest expense . . . . . . .         32        42       44       41       43
Other (income) expense, net  .         11         6       (2) 1 2
Income taxes . . . . . . . . .         74        56       57       56       41
Income before cumulative
  effect of change in
  accounting principles. . . .        138       117      109      114      110
Cumulative effect of change
  in accounting principles . .          -      (152)      -      -      -

Net income (loss)  . . . . . .     $  138    $ ( 35) $  109 $  114 $  110

Total assets . . . . . . . . .     $2,038    $2,043   $2,048   $2,056   $2,011

Property, plant and
  equipment, net . . . . . . .     $1,658    $1,700   $1,711   $1,723   $1,746

Capital Expenditures . . . . .     $  147    $  174   $  164   $  155   $  174

Long-term debt . . . . . . . .     $  307    $  379   $  476   $  507   $  509

                                    PART II
                             WISCONSIN BELL, INC.
                Item 6.  SELECTED FINANCIAL AND OPERATING DATA
                             (Dollars in Millions)
                                  (Continued)

                                1993      1992     1991     1990     1989

Debt ratio . . . . . . . . . .       44.6%   44.9%   40.0%   39.2%   39.8%

Pretax interest coverage . . .        7.4       5.4      5.3      5.4      4.9

Return to average equity . . .       20.9%   (5.2)%   13.2%   14.1%   13.6%

Return on average total
  capital. . . . . . . . . . .       13.8%     .4%   10.5%   11.0%   10.6%

Customer lines - at end of
  year (000's) . . . . . . . .      1,898     1,834    1,784    1,738    1,684

% Customer lines served by
  digital electronic offices .       64.3% 49.0% 32.6% 28.3% 26.9%

% Customer lines served by
  analog electronic offices. .       35.7% 51.0% 67.4% 71.7% 73.1%

Customer lines per employee. .        369       324      292      260      244

Employees - at end of year . .      5,137     5,659    6,106    6,690    6,908

                 Item 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
                           OF RESULTS OF OPERATIONS
                             (Dollars in Millions)


The Year 1993 Compared to the Year 1992

Following is a discussion and analysis of the results of operations of the Company for the years ended December 31, 1993 and 1992, based on the Statements of Income and Rein-vested Earnings. Other pertinent data are also given in the Selected Financial and Operating Data.

Revenues

Total operating revenues were $1,122.3 for 1993 and $1,087.4 for 1992. The increase of $34.9 or 3.2%, consisted of the following:

                                                       Increase        Percent
                              1993         1992       (Decrease)        Change

Local service                $487.7       $474.9         $12.8            2.7%

Local service revenues increased $12.8 which resulted from an $18.9 increase in business and residence revenue volumes. Customer lines increased 3.5% from 1,833,722 at December 31, 1992, to 1,898,159 at December 31, 1993. In
addition, public telephone revenues increased $1.0 and Directory revenues increased $0.5. These increases were partially offset by a $3.0 decrease due to the business touchtone rate elimination effective September 1992, and a $2.6 reduction related to a refund for inside wire that was charged against local message revenues effective April 1, 1993. In addition, private line revenues decreased $2.0.

                                                       Increase        Percent
                              1993         1992       (Decrease)        Change

Network access
   Interstate access         $239.1       $224.6        $ 14.5           6.5%
   Intrastate access         $ 88.6       $ 93.3        $ (4.7)         (5.0%)

Interstate access charge revenues increased $14.4 due in part to a $6.4 decrease in National Exchange Carriers Association (NECA) transitional support funding and a $5.9 demand and rate increase in end user revenues. In addition, payments to American Telephone and Telegraph (AT&T) for 800 settlements decreased $3.6. A demand increase of $5.7 in traffic sensitive access revenues also contributed to the increase. Interstate switched minutes of use increased 5.3%. This increase was partially offset by a $7.3 decrease in traffic sensitive access revenues caused by rate reductions.

Intrastate access revenues decreased $4.7 primarily from a $11.4 decrease in switched access revenues caused by rate reductions. This decrease was partially offset by a $6.0 increase in switched access volumes. Intrastate switched minutes of use increased 8.3%.

                                                         Increase      Percent
                                  1993        1992      (Decrease)      Change

Long distance                    $206.8      $200.4         $6.4         3.2%

Long distance revenues increased $6.4 primarily due to a $5.2 increase associated with increased message toll volumes, a $2.1 increase in independent company toll revenue and a $1.8 increase related to the finalization of independent company cost studies. These increases were partially offset by $2.7 in volume decreases in private line, wide area telephone service (WATS) and coin revenues.
                                                         Increase      Percent
                                  1993        1992      (Decrease)      Change

Miscellaneous - net              $100.1       $94.2         $5.9         6.3%

Miscellaneous revenues increased $5.9 due to a $2.8 increase in revenues from inside wire due to the price restructuring of inside wire maintenance plans and increased time and material rates. In addition, affiliated company cost recovery billings increased $1.1, and uncollectible expense decreased $1.6.

Operating Expenses

Operating expenses were $867.3 in 1993 and $865.9 in 1992. The increase of $1.4 or 0.1% consisted of the following:

                                                         Increase      Percent
                                  1993        1992      (Decrease)      Change

Depreciation                     $186.1      $186.4        $(0.3)        (.1%)

Depreciation decreased $0.3 as a result of completing the amortization of a reserve deficiency authorized by the Public Service Commission of Wisconsin
(PSCW) of $24.3. This decrease was partially offset by increased rates due to the PSCW represcription, and the amortization of an additional reserve deficiency authorized by the PSCW effective July 1, 1993.

                                                         Increase      Percent
                                  1993        1992      (Decrease)      Change

Employee related expenses        $255.8      $260.7        $(4.9)       (1.9%)

Employee related expenses decreased $4.9. Force reductions reduced employee related expenses by $15.3. At December 31, 1993, the Company had 5,137 employees compared to 5,659 at December 31, 1992, a decrease of 522 employees. This decrease due to force reductions was partially offset by wage and salary increases of $7.4 and overtime increases of $2.5.

                                                          Increase     Percent
                                  1993        1992       (Decrease)     Change

Taxes other than income taxes     $62.8       $61.7         $1.1         1.8%

The increase in taxes other than income taxes resulted from an increase in remainder assessment fees and a sales/use tax assessment.

                                                          Increase     Percent
                                  1993        1992       (Decrease)     Change

Other operating expenses         $362.6      $357.1         $5.5         1.5%

The increase in other operating expenses resulted primarily from affiliated billing increases of $10.7 for the Company's allocation of common Ameritech costs. These increases were partially offset by a $2.0 decrease in contract services, a $2.0 decrease in materials and supplies and a $1.2 decrease in miscellaneous other expenses.

Other Income and Expenses

                                                          Increase     Percent
                                  1993        1992       (Decrease)     Change

Interest Expense                  $32.0       $42.0       ($10.0)      (23.8%)

The decrease in interest expense is due to the retirements in 1993 of $300.0 in long-term debt, bearing interest ranging from 8% to 8-3/4%. This debt was refinanced with short-term debt with Ameritech, which bears lower interest rates, and $150.0 of long-term debt bearing interest at 6-3/4%.

                                                          Increase     Percent
                                  1993        1992       (Decrease)     Change

Other (Income)/Expense            $10.7        $6.2         $4.5        72.6%

The increase in other expense is due primarily to $5.8 in interest income from Internal Revenue Service refunds that occurred during 1992. In addition, the Company expensed $9.0 in debt refinancing costs in 1993 and $8.0 of such costs in 1992.

                                                       Increase        Percent
                              1993         1992       (Decrease)        Change

Income Tax Expense            $74.3        $56.0         $18.3          32.7%

The increase in income tax expense reflects the increase in the federal tax rate from 34% to 35% and a $39.0 or 22.5% increase in income before income taxes and cumulative change in accounting principles.

Other Matters

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS No. 71). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include: (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.

Regulatory Environment

Customer demand, technology and the preferences of policy makers are all converging to increase competition in the local exchange business. The effects of increasing competition are apparent in the marketplace the Company serves. For example, competitive access providers have requested regulatory authority to provide full local exchange service in Wisconsin. Additionally, increasing volumes of intraLATA long distance services purchased by large and medium sized business customers are sold by carriers other than the Company.

Recognizing the trend, the Company's regulatory/public policy activities are focused on achieving a framework that allows for expanding competition while providing a fair opportunity for all carriers, including the Company, to succeed. The cornerstone of this effort is Ameritech's "Customers First Plan" that was filed with the Federal Communications Commission (FCC) on March 1, 1993. In a subsequent filing with the U.S. Department of Justice, Ameritech proposed that the Customers First Plan be implemented on a trial basis beginning in January, 1995 in Illinois and other states thereafter.

The Customers First Plan proposed to open all of the local telephone business in the Company's service area to competition. In exchange, Ameritech has requested three regulatory changes. First, Ameritech has requested relief from the Modification of Final Judgment (MFJ) interLATA ban. Such relief would mean that the Company would be allowed to offer all long distance services. Second, Ameritech has requested a number of modifications in the FCC's price cap rules. These modifications would apply only to Ameritech, including the Company, and would eliminate any obligation to refund, in the form of its share of future rate reductions, its share of interstate earnings in excess of 12.25%. The modifications would also provide the Company increased ability to price its interstate access services in a manner appropriate to competitive conditions. Third, Ameritech has requested FCC authority to collect in a competitively neutral manner, the social subsidies currently embedded in the rates that the Company charges long distance carriers for access to the local network.

Status of Business Units

In February 1993, following a year-long examination of its business called "Breakthrough Leadership," Ameritech announced it would restructure its business into separate units organized around specific customer groups - such as residential customers, small businesses, interexchange companies and large corporations - and a single unit that will run Ameritech's network in Illinois, Indiana, Michigan, Ohio and Wisconsin. The Ameritech Bell Companies will continue to function as legal entities owning current Bell Company assets in each state. The network unit will provide network and information technology resources in response to the needs of the other business units. This unit will be the source of network capabilities for products and services offered by the other business units and will be responsible for the development and day-to-day operation of an advanced information infrastructure.

All of the business units and the network unit are currently operational. Ameritech has developed a new logo and is marketing all of its products and services under the single brand name "Ameritech."

Digital Video Network

In January 1994, Ameritech Corporation (Ameritech), the parent of the Company, announced a program to launch a digital video network upgrade that is expected, by the end of the decade, to make available interactive information and entertainment services, as well as traditional cable TV services, to approximately 6,000,000 Ameritech customers. The Company has filed an application with the FCC seeking approval of the program. The application reflects capital expenditures of approximately $53.0 over the next three years. The Company may also, depending on market demand, make additional capital expenditures under this program. The Company anticipates that its capital expenditures for the program will be funded without an increase to its recent historical level of capital expenditures.

Changes in Accounting Principles

Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the method the Company had been following and, accordingly, did not have a material impact on the Company's financial statements upon adoption.

As more fully discussed in Note C to the financial statements, effective January 1, 1992, the Company adopted SFAS No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and SFAS No. 112, "Employers' Accounting for Postemployment Benefits." The cumulative effect of these accounting changes was recognized in the first quarter of 1992 as a change in accounting principles of $151.8, net of a deferred income tax benefit of $93.8.

Workforce Resizing

On March 25, 1994, Ameritech announced that it will reduce its nonmanagement workforce by 6,000 employees by the end of 1995, including approximately 600 at the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech is implementing an enhancement to the Ameritech pension plan by adding three years to the age and net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, Ameritech's network business unit is offering financial incentives under the terms of its current contracts with the CWA and IBEW, to selected nonmanagement employees who leave the business before the end of 1995.

The above actions will result in a charge to first quarter 1994 earnings of approximately $53.0 or $31.7 after-tax. A significant portion of the program cost will be funded by Ameritech's pension plan, whereas financial incentives to be paid from company funds are estimated to be approximately $14.2. Settlement gains, which result from terminated employees accepting lump-sum payments from the pension plan, will be reflected in income as employees leave the payroll. The Company believes this program will reduce its employee-related costs by approximately $30.0 on an annual basis upon completion of this program.

The reduction of the workforce results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition.

             ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To the Shareholder of
Wisconsin Bell, Inc.:

We have audited the accompanying balance sheets of Wisconsin Bell, Inc., (a Wisconsin corporation) as of December 31, 1993 and 1992, and the related statements of income and reinvested earnings and cash flows for each of three years in the period ended December 31, 1993. These financial statements and the schedules referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Bell, Inc. as of December 31, 1993 and 1992, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1993 in conformity with generally accepted accounting principles.

As discussed in Note C to the financial statements, the Company changed its method of accounting for certain postretirement and postemployment benefits in 1992.

Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedules listed in Item 14(a)(2) are presented for purposes of complying with the Securities and Exchange Commission's rules and are not a required part of the basic financial statements. These schedules have been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, fairly state in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.




                                                  Arthur Andersen & Co.
Milwaukee, Wisconsin
January 28, 1994

                             WISCONSIN BELL, INC.
                 STATEMENTS OF INCOME AND REINVESTED EARNINGS
                             (Dollars in Millions)


                                                     Year Ended December 31,
                                                   1993       1992       1991


Revenues . . . . . . . . . . . . . . . . . . .  $1,122.3   $1,087.4   $1,072.8

Operating expenses
  Depreciation and amortization  . . . . . . .     186.1      186.4      181.6
  Employee related expenses  . . . . . . . . .     255.8      260.7      285.3
  Taxes other than income taxes. . . . . . . .      62.8       61.7       59.6
  Other operating expenses . . . . . . . . . .     362.6      357.1      338.7
                                                   867.3      865.9      865.2

Operating income   . . . . . . . . . . . . . .     255.0      221.5      207.6

Interest expense   . . . . . . . . . . . . . .      32.0       42.0       43.6
Other expense (income), net. . . . . . . . . .      10.7        6.2       (1.6)

Income before income taxes and cumulative
  effect of change in accounting principles. .     212.3      173.3      165.6

Income taxes . . . . . . . . . . . . . . . . .      74.3       56.0       56.8

Income before cumulative effect of
  change in accounting principles. . . . . . .     138.0      117.3      108.8

Cumulative effect of change in
  accounting principles, net of related
  tax benefits ($93.8) . . . . . . . . . . . .       -       (151.8)       -

Net income (loss)  . . . . . . . . . . . . . .     138.0      (34.5)     108.8

Reinvested earnings, beginning
  of year  . . . . . . . . . . . . . . . . . .      11.9      171.6      166.8

Less:  dividends . . . . . . . . . . . . . . .     125.0      125.2      104.0

Reinvested earnings, end of year . . . . . . .   $  24.9    $  11.9    $ 171.6
                                                 _______    _______    _______



The accompanying notes are an integral part of the financial statements.

                             WISCONSIN BELL, INC.
                                BALANCE SHEETS
                            (Dollars in Millions)

                                                December 31,     December 31,
                                                    1993             1992
ASSETS

Current Assets:
  Cash  . . . . . . . . . . . . . . . . .       $     -            $   3.1
  Receivables
    Customers (less allowance for
      uncollectibles of $9.2 and $9.3
      respectively)                                 179.0            177.2
    Ameritech and affiliates. . . . . . .            31.2              6.6
    Other . . . . . . . . . . . . . . . .            12.6             16.4
  Material and supplies . . . . . . . . .             6.4              7.8
  Prepaid directories . . . . . . . . . .            10.8             10.9
  Prepaid and other . . . . . . . . . . .            21.0              9.0
                                                    261.0            231.0

Property, plant and equipment . . . . . .         2,724.4          2,704.1
Less, accumulated depreciation. . . . . .         1,066.2          1,003.9
                                                  1,658.2          1,700.2

Investments, principally in affiliates. .            27.5             22.6

Other assets and deferred charges . . . .            91.6             89.6

Total assets. . . . . . . . . . . . . . .        $2,038.3         $2,043.4
                                                 ________         ________
LIABILITIES AND SHAREOWNER'S EQUITY

Current Liabilities:
  Debt maturing within one year -
    Ameritech . . . . . . . . . . . . . .       $   237.8        $    61.3
    Other . . . . . . . . . . . . . . . .              .9            100.4
  Accounts payable -
    Ameritech and affiliates. . . . . . .            27.4             32.7
    Other . . . . . . . . . . . . . . . .           109.0             85.6
  Other current liabilities . . . . . . .            76.9            111.6
                                                    452.0            391.6

Long-term debt. . . . . . . . . . . . . .           306.5            379.0

Deferred Credits and Other Long-Term
Liabilities:
  Accumulated deferred income taxes . . .           201.6            155.2
  Unamortized investment tax credits. . .            42.9             52.2
  Postretirement benefits other
    than pensions . . . . . . . . . . . .           225.8            231.3
  Long-term payable to affiliate (ASI)
    for SFAS 106 adoption . . . . . . . .             8.8              9.9
  Other . . . . . . . . . . . . . . . . .           124.2            160.7
                                                    603.3            609.3

                             WISCONSIN BELL, INC.
                          BALANCE SHEETS (Continued)
                            (Dollars in Millions)


                                                December 31,     December 31,
                                                    1993             1992

Shareowner's Equity:
  Common shares, $20 par value per
  share, 31,995,000 shares authorized,
  31,960,395 shares issued and
  outstanding . . . . . . . . . . . . . .           639.2            639.2
  Proceeds in excess of par value . . . .            12.4             12.4
  Reinvested earnings . . . . . . . . . .            24.9             11.9
                                                    676.5            663.5
Total liabilities and
shareowner's equity . . . . . . . . . . .        $2,038.3         $2,043.4
                                                 ________         ________


The accompanying notes are an integral part of the financial statements.

                             WISCONSIN BELL, INC.
                           STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)

                                                   Year Ended December 31,
                                                   1993      1992     1991
Cash flows from operating activities:

  Net income (loss). . . . . . . . . . . . .     $138.0    $(34.5)  $108.8
  Adjustments to net income (loss):
      Cumulative effect of change
       in accounting principles. . . . . . .        -       151.8      -
      Depreciation and amortization. . . . .      186.1     186.4    181.6
      Deferred income taxes, net . . . . . .       10.7     (18.3)   (16.8)
      Investment tax credits, net. . . . . .       (9.3)     (6.9)    (9.0)
      Interest during construction . . . . .        (.4)      (.4)     (.3)
      Provision for uncollectibles . . . . .       10.4      12.0      9.5
      Change in accounts receivable. . . . .      (33.0)    (16.5)    18.9
      Change in materials and supplies . . .        1.4      (0.6)    (4.9)
      Change in prepaid expenses and
        certain other current assets . . . .      (24.6)     (1.0)   (49.7)
      Change in accounts payable . . . . . .       18.1      18.1     18.6
      Change in accrued taxes. . . . . . . .       (2.4)     (4.5)     2.1
      Change in certain other current
        liabilities. . . . . . . . . . . . .         .7      11.0    (14.1)
      Net change in certain noncurrent . . .
       assets and liabilities. . . . . . . .      (27.8)     20.0      3.7
      Other. . . . . . . . . . . . . . . . .       12.6         -    (.2)

Net cash from operating activities . . . . .      280.5     316.6    248.2

Cash flows used for investing activities:

  Capital expenditures, net. . . . . . . . .     (147.4)   (174.4)  (164.3)
  Proceeds (net of removal costs)
    from disposal of property,
    plant and equipment. . . . . . . . . . .        2.3       1.2      (.2)
  Additional equity investments in
    ASI (affiliates) . . . . . . . . . . . .       (3.0)              (4.0)    -

Net cash used for investing activities           (148.1)   (177.2)  (164.5)

                             WISCONSIN BELL, INC.
                     STATEMENTS OF CASH FLOWS (Continued)
                             (Dollars in Millions)

                                                   Year Ended December 31,
                                                   1993      1992     1991

Cash flows used for financing activities:

  Net change in short-term debt. . . . . . .        -       (42.0)    23.3
  Intercompany financing, net. . . . . . . .      176.5      61.3      -
  Issuance of long-term debt,
    net of discount  . . . . . . . . . . . .      145.6       -        -
  Retirements of long-term debt. . . . . . .     (320.0)    (30.7)    (2.7)
  Cost of refinancing long term debt . . . .      (12.6)      -        -
  Dividend payments. . . . . . . . . . . . .     (125.0)   (125.2)  (104.0)

Net cash used for financing activities           (135.5)   (136.6)   (83.4)

Net increase (decrease) in cash. . . . . . .       (3.1)      2.8       .3

Cash, beginning of period. . . . . . . . . .        3.1        .3     -

Cash, end of period  . . . . . . . . . . . .     $  -      $  3.1   $   .3
                                                 ______    ______   ______
     The accompanying notes are an integral part of the financial statements.

                           WISCONSIN BELL, INC.
                       NOTES TO FINANCIAL STATEMENTS
                           (Dollars in Millions)


Wisconsin Bell, Inc. ("the Company"), is a wholly-owned subsidiary of Ameritech Corporation ("Ameritech").

(A) ACCOUNTING POLICIES - The financial statements of the Company reflect the application of the accounting policies described in this Note.

     Basis of Accounting - The financial statements have been prepared in accordance with generally accepted accounting principles. In compliance with Statement of Financial Accounting Standards (SFAS
     No. 71), "Accounting for the Effects of Certain Types of Regulation" the Company gives accounting recognition to the actions of regulators where appropriate. Such actions can provide reasonable assurance of the existence of an asset, reduce or eliminate the value of an asset or impose a liability. Actions of a regulator can also eliminate a liability previously imposed by the regulator.

     Transactions with Affiliates - The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

     1. Ameritech Services, Inc. (ASI) - The Company has a 10% ownership interest in ASI, an Ameritech controlled affiliate, that provides consolidated planning, development, management and support services to all of the Ameritech Bell companies. The Company also provides certain services, such as loaned employees, to ASI.

                                                   1993      1992      1991

           . Purchases of materials and          $174.4    $178.1    $161.4
             charges for services from ASI
           . Recovery of cost for services       $ 15.0    $ 14.1    $ 11.3
             provided to ASI

     2. Ameritech (the Company's parent) - Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                                   1993      1992      1991

           . Charges incurred for services       $ 11.4     $12.8     $12.9

     3. Ameritech Publishing, Inc. (API) - The Company has an agreement under which payments are made to the Company by API for license fees and billing and collection services by the Company. The Company also purchases directory services from API under the same agreement.

                                                   1993      1992      1991

           . Fees paid to the Company by API      $40.6     $40.9     $40.8
           . Purchases by the Company from API    $ 9.1     $ 8.3     $ 7.9

     4. Ameritech Information Systems, Inc. (AIS) - The Company has an agreement under which the Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                                   1993      1992      1991

           . Charges incurred for services         $5.6      $4.5      $4.6

     5. Bell Communications Research, Inc. (Bellcore) - Bellcore provides research and technical support to the Company. ASI has a one-seventh interest in Bellcore and bills the Company for the costs.

                                                   1993      1992      1991

           . Charges incurred for services        $12.6     $15.2     $14.6


     Property, Plant and Equipment - Property, plant and equipment is stated at original cost. The original cost of property, plant and equipment acquired from ASI includes a return on investment to ASI.

     The provision for depreciation is based principally on the straight-line remaining life and the straight-line equal life group methods of depreciation applied to individual categories of property, plant and equipment with similar characteristics. The provision for intrastate deprecia-tion is prescribed by the Public Service Commission of Wisconsin (PSCW) and differs from the Federal Communications Commission
     (FCC) prescribed methods. The PSCW permits only the use of the straight-line remaining life method.

     Generally, when depreciable plant is retired, the amount at which such plant has been carried in property, plant and equipment in service is charged to accumulated depreciation.

     The cost of maintenance and repairs of plant is charged to expense.

     Investments - The Company's investment in ASI (10% ownership or $26.7 for 1993 and 10% or $22.0 for 1992, respectively) is reflected in the financial statements using the equity method of accounting. All other investments are carried at cost.

     Material and Supplies - Inventories of new and reusable material and supplies are stated at the lower of cost or market with cost determined generally on an average cost basis.

     Interest During Construction - Regulatory authorities allow the Company to accrue interest as a cost of constructing certain plant and as an item of income, i.e., allowance for debt and equity funds used to finance construction. Such income is not realized in cash currently but will be realized over the service life of the plant as the resulting higher depreciation expense is recovered in the form of increased revenues.

     Income Taxes - The Company is included in the consoli-dated federal income tax return filed by Ameritech and its subsidiaries. Consolidated income tax currently payable has been allocated to the Company based on the Company's contribution to consolidated taxable income and tax credits. Effective January 1, 1993, the Company adopted Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," (SFAS No. 109). The new accounting method is essentially a refinement of the liability method already followed by the Company and accordingly, did not have a significant impact on the Company's financial statements upon adoption.

     Deferred tax assets and liabilities are based on differences between the financial statement bases of assets and liabilities and the tax bases of those same assets and liabilities. Under the liability method, deferred tax assets and liabilities at the end of each period are determined using the statutory tax rates in effect when these temporary differences are expected to reverse. Deferred income tax expense is measured by the change in the net deferred income tax asset or liability during the year. In addition, for regulated companies, SFAS No. 109 requires that all deferred regulatory liabilities be recognized at the revenue requirement level. It further requires that a deferred tax liability be recorded to reflect the amount of cumulative tax benefits previously flowed through to ratepayers and that a long-term deferred asset be recorded to reflect the revenue to be recovered in telephone rates when the related taxes become payable in future years.

     The Company uses the deferral method of accounting for investment tax credits. Therefore, credits earned prior to the repeal of investment tax credits by the Tax Reform Act of 1986 and also certain transitional credits earned after the repeal are being amortized as reductions in tax expense over the life of the plant which gave rise to the credits.

     Temporary Cash Investments - Temporary cash investments are stated at cost, which approximates market. The Company considers all highly liquid, short-term investments with an original maturity of three months or less to be cash equivalents.

     Short Term Financing Arrangement - During 1991, Ameritech entered into an arrangement with its subsidiaries for the provision of short-term financing. This arrangement became effective for the Company June 1, 1992. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short-term, excess funds on their behalf. See Note D and H.

(B) INCOME TAXES - The components of income tax expense before accounting changes were as follows:

                                                 Year Ended December 31,
                                                1993      1992       1991
     Federal
          Current . . . . . . . . . . .       $ 60.1      $65.8      $68.5
          Deferred - net. . . . . . . .          2.4      (22.3)     (20.3)
          Investment tax credits - net.         (9.3)      (6.9)      (9.0)
               Total. . . . . . . . . .         53.2       36.6       39.2

     State and Local
          Current . . . . . . . . . . .         12.8       15.4       14.1
          Deferred - net. . . . . . . .          8.3        4.0        3.5
               Total. . . . . . . . . .         21.1       19.4       17.6

     Total income tax expense . . . . .       $ 74.3      $56.0      $56.8

     Deferred income tax expense (credits) results principally from temporary differences caused by the change in the book and tax bases of property, plant and equipment due to the use of different depreciation methods and lives for financial reporting and income tax purposes.

     Total income taxes paid were $74.5, $89.0 and $77.1 in 1993, 1992 and 1991, respectively.

The following is a reconciliation between the statutory federal income tax rate for each of the last three years and the Company's effective tax rate:

                                                    Year Ended December 31,
                                                    1993     1992     1991

      Statutory tax rate. . . . . . . . . . .       35.0%    34.0%    34.0%

      State income taxes, net of federal
      benefit . . . . . . . . . . . . . . . .        6.5      7.4      7.0

      Reduction in tax expense due to
      amortization of investment tax
      credits . . . . . . . . . . . . . . . .       (4.3)    (4.1)    (5.4)

      Benefit of tax rate differential
      applied to reversing temporary
      differences . . . . . . . . . . . . . .       (2.4)    (3.3)    (3.5)

      Other - net . . . . . . . . . . . . . .        0.2     (1.7)     2.2

      Effective tax rate. . . . . . . . . . .       35.0%    32.3%    34.3%
                                                    _____    _____    _____

     The Revenue Reconciliation Act of 1993, enacted in August of 1993, increased the statutory federal income tax rate for 1993 to 35 percent. In accordance with the liability method of accounting, the Company adjusted, on the enactment date, its deferred income tax balances not subject to regulatory accounted prescribed by SFAS No. 71 (see Note A). The result was a reduction in deferred income tax expense of $2.3, primarily from increasing the deferred tax assets associated SFAS Nos. 106 and 112 (see Note C).

     As of December 31, 1993, the Company had a regulatory asset of $41.7 (reflected in Other Assets and Deferred Charges) related to the cumulative amount of income taxes on temporary differences previously flowed through to ratepayers. In addition, on that date, the Company had a regulatory liability of $72.2 (reflected in Other Deferred Credits) related to the reduction of deferred taxes resulting from the change in the federal statutory income tax rate of 35 percent and deferred taxes provided on unamortized investment tax credits. These amounts will be amortized over the regulatory lives of the related depreciable assets concurrent with recovery in rates. The accounting for and the impact on future net income of these amounts will depend on the ratemaking treatment authorized in future regulatory proceedings.

     As of December 31, 1993 and 1992, the components of long-term accumulated deferred income taxes were as follows:

                                                  1993            1992
     Deferred tax assets:
        Postretirement benefits                  $ 87.0          $ 90.2
        Postemployment benefits                     3.5             3.5
        SFAS No. 71 accounting                     25.6            71.8
        Other, net                                 13.3            11.1
                                                  129.4           176.6

     Deferred tax liabilities:
        Accelerated depreciation                  323.3           331.4
        Other                                       7.7              .4
                                                  331.0           331.8

     Net deferred tax liability                  $201.6          $155.2

     Deferred income taxes in current assets and liabilities are not shown as they are not significant.

(C)  EMPLOYEE BENEFIT PLANS

     Pension Plans - Ameritech maintains noncontributory defined pension and death benefit plans covering substantially all of the Company's management and nonmanagement employees. The pension benefit formula used in the determination of pension cost is based on the average compensation earned during the five highest consecutive years of the last ten years of employment for the management plan and a flat dollar amount per year of service for the nonmanagement plan. Pension (credit) cost is allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the nonmanagement plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's (credit) cost for the Ameritech plans:

                                                    Year Ended December 31,
                                                    1993     1992     1991

     Pension credit . . . . . . . . . . . . . .    $(9.8)   $(10.6)  $(7.3)
                                                   ______   _______  ______
     Current year credit as a percentage
     of salaries and wages. . . . . . . . . . .     (4.7%)    (4.8%)  (3.0%)
                                                   _______  ________ _______
     Pension credit was determined using the projected unit credit actuarial method in accordance with Statement of Financial Accounting Standards No. 87, "Employers' Accounting for Pensions." The resulting pension credits are primarily attributable to favorable investment performance and the funded status of the plans.

     Certain disclosures are required to be made of the components of pension costs and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated projected benefit obligation and the fair value of plan assets. Such disclosures are not presented for the Company because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

     The assets of the Ameritech plans consist principally of debt and equity securities, fixed income securities and real estate. As of December 31, 1993, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 5.8% as of December 31, 1993 and 1992). The assumed long-term rate of return on plan assets used in determining pension cost was 7.25% for 1993, 1992 and 1991. The assumed increase in future compensation levels also used in the determination of the projected obligation was 4.5% in 1993 and 1992.

     Postretirement Benefits Other Than Pensions - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 106, "Employers Accounting for Postretirement Benefits Other Than Pensions" (SFAS No. 106). SFAS No. 106 requires the cost of postretirement benefits granted to employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of health care costs and post-retirement life insurance benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method.

     In adopting SFAS No. 106, the Company elected to immediately recognize effective January 1, 1992, the transition obligation for current and future retirees. The unrecognized obligation was $230.2 less deferred income taxes of $90.3 or $139.9, net. To this amount, is added the Company's 10 percent share of ASI's transition benefit obligation of $6.2 for a total charge of $146.1.

     As defined by SFAS No. 71, a regulatory asset and any corresponding regulatory liability associated with the recognition of the transition obligation was not recorded because of uncertainties as to the timing and extent of recovery in the ratemaking process.

     Substantially all current and future retirees are covered under postretirement benefit plans sponsored by Ameritech. Such benefits include medical, dental and group life insurance. Ameritech has been prefunding (including cash received from the Company) certain of these benefits through Voluntary Employee Benefit Associations (VEBAs) and Retirement Funding Accounts (RFAs). The associated plan assets (primarily corporate securities and bonds) were considered in determining the transition obligation under SFAS No. 106. Ameritech intends to continue to fund its obligation appropriately, and is exploring other available funding and cost containment alternatives. Ameritech allocates its retiree health-care costs on per participant basis, whereas group life insurance is allocated based on compensation levels.

     SFAS No. 106 requires certain disclosures as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated.

     However, the Company has been advised by Ameritech as to the following assumptions used in determining its SFAS No. 106 costs.

     As of December 31, 1993, the projected benefit obligation exceeded the fair value of plant assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 7.0% as of December 31, 1993 and 7.5% as of December 31, 1992. The assumed rate of future increases in compensation level was 4.5% as of December 31, 1993 and December 31, 1992. The expected long-term rate of return on plan assets was 7.25% in 1993 and 1992 on VEBAs and 8.0% in 1993 and 1992 on RFAs. The assumed healthcare cost trend rate in 1993 was 9.6% and 10% in 1992, and is assumed to decrease gradually to 4% in 2007 and remain at that level. The assumed increase in healthcare cost is 9.2% for 1994. The healthcare cost trend rates have a significant effect on the amounts reported for costs each year.

 Specifically, increasing the assumed healthcare cost trend rates by one percentage point in each year would have increased the transition obligation and annual expense by 18%.

     Postretirement benefit cost under SFAS No. 106 for 1993 and 1992 was $23.7 and $21.9, respectively. During 1991, the cost of postretirement health care benefits for retirees was $20.3.

     As of December 31, 1993, the company had approximately 4,359 retirees eligible to receive health care and group life insurance benefits.

     Postemployment Benefits - Effective January 1, 1992, the Company adopted Statement of Financial Accounting Standards No. 112, "Employers Accounting for Postemployment Benefits" (SFAS No. 112). SFAS No. 112 requires employers to accrue the future cost of certain benefits such as workers compensation, disability benefits and health care continuation coverage. A one-time charge related to adoption of this statement was recognized as a change in accounting principle, effective as of January 1, 1992. The charge was $5.5, net of deferred taxes of $3.5. To this amount is added the Company's 10% share of ASI's one-time charge of $.2 for a total charge of $5.7. Previously the Company used the cash method to account for such costs. Future expense levels are dependent upon actual claim experience, but are not expected to be materially different than prior charges to income.

     Workforce Reductions - During 1993, 270 employees left the Company through a voluntary early retirement program and involuntary terminations. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $2.8. The involuntary termination plan remains in effect until December 31, 1994.

     During 1992, 172 employees left the Company through a voluntary early retirement program and involuntary terminations. The net cost of this effort including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $0.1.

     During 1991, the Company offered most of its management employees an early retirement program. The net cost of this program, including termination benefits and a settlement gain from the pension plan, was $0.9.

(D) DEBT MATURING WITHIN ONE YEAR - Debt maturing within one year is included as debt in the computation of debt ratios and consists of the following at December 31:
                                                               Weighted
                                                                Average
                                      Amounts                Interest Rates
                               1993     1992     1991    1993      1992    1991
     Notes Payable -
       Commercial Paper . .   $  -     $  -     $42.1     - %       - %    4.7%
       Parent (Ameritech) .    237.8     61.3     -      3.1%      3.3%     -
     Long-term debt maturing
       within one year. . .       .9    100.4    30.7
             Total. . . . .   $238.7   $161.7   $72.8
                              ______   ______   _____
     Average notes payable
     outstanding during
     the year . . . . . . .   $115.7   $ 43.5   $13.6    3.1%*    3.5%*    5.5%*
                              ______   ______   _____    ___      ___      ___
     Maximum notes payable
     at any month-end
     during the year. . . .   $237.8   $ 65.2   $42.1
                              ______   ______   _____

     * Computed by dividing the average daily face amount of advances and notes payable into the aggregate-related interest expense.

     During 1991, Ameritech consolidated the short-term financing of its subsidiaries at Ameritech Corporate. See Note A - short-term financing arrangements.

(E) LONG-TERM DEBT - Long-term debt consists principally of mortgage bonds and debentures issued by the Company.

     The following table sets forth interest rates and other information on long-term debt outstanding at December 31.

     Interest               Maturities      1993        1992

     4.88%                  1995          $  -        $ 20.0
     4.38%                  2002            20.0        20.0
     6.25%                  2004            50.0        50.0
     7.25%                  2007            90.0        90.0
     8.00%                  2014             -         100.0
     8.25%                  2016             -         100.0
     6.75%                  2024           150.0         -
                                           310.0       380.0

     Capital lease obligation . . .           .9          .6
     Other  . . . . . . . . . . . .          (.9)        (.3)
     Unamortized discount, net  . .         (3.5)       (1.3)
     Total  . . . . . . . . . . . .       $306.5      $379.0
                                          _______     _______

     On December 30, 1992, the Company announced a plan to call its 8-3/4% $100.0 bonds effective February 1, 1993. The premium paid to call the bonds, ($5.1) along with the unamortized discount and debt issuance costs related to the bonds ($2.9) have been expensed as of December 31, 1992 and are included in other expense (income). The bond call was financed with short-term borrowings from Ameritech.

     On August 11, 1993, the Company issued $150.0 of 6-3/4% debentures due August 15, 2024. The proceeds from the sale, along with short-term borrowings, were used to retire $100.0 of 8-1/4% debentures due November 15, 2016 and $100.0 of 8% debentures due January 1, 2014. The Company has filed a registration statement with the Securities and Exchange Commission for the issuance of up to $200.0 in unsecured debt securities for general corporate purposes.

     Early extinguishment of debt costs (including call premiums and write-offs of unamortized deferred costs) were $9.0, $8.0 and $0.0 in 1993, 1992 and 1991, respectively, and were included in other expense (income) on the statements of income.

(F) LEASE COMMITMENTS - The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expense under operating leases was $14.1, $14.7 and $19.3 for 1993, 1992 and 1991, respectively. At December 31, 1993 the aggregate minimum rental commitments under noncancelable leases were approximately as follows:

     Years                                               Operating   Capital

     1994 . . . . . . . . . . . . . . . . . . . . .        $2.3        $1.0
     1995 . . . . . . . . . . . . . . . . . . . . .         1.9          .8
     1996 . . . . . . . . . . . . . . . . . . . . .         1.2          .2
     1997 . . . . . . . . . . . . . . . . . . . . .          .7           -
     1998 . . . . . . . . . . . . . . . . . . . . .          .3           -
     Thereafter . . . . . . . . . . . . . . . . . .          .2           -
     Total minimum rental commitments . . . . . . .        $6.6         2.0
                                                           ____
     Less:  amount representing executory costs . .                      .1
            amount representing interest costs  . .                      .1

     Present value of minimum lease payments  .                        $1.8
                                                                       ____

(G) FINANCIAL INSTRUMENTS - The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1993:

                                                              1993
                                                     Carrying        Fair
                                                       Value        Value

     Cash and temporary cash investments. . . . . .   $  -         $  -
     Debt . . . . . . . . . . . . . . . . . . . . .    551.7        549.5
     Long-term payable to ASI (for postretirement
         benefits). . . . . . . . . . . . . . . . .      8.8          8.8
     Other assets . . . . . . . . . . . . . . . . .      3.1          3.1
     Other liabilities. . . . . . . . . . . . . . .      6.8          6.8

                                                              1992
                                                     Carrying        Fair
                                                       Value        Value

     Cash and temporary cash investments. . . . . .  $   3.1      $   3.1
     Debt . . . . . . . . . . . . . . . . . . . . .    555.6        541.8
     Long-term payable to ASI (for postretirement
         benefits). . . . . . . . . . . . . . . . .      9.9          9.9
     Other assets . . . . . . . . . . . . . . . . .      7.3          7.3
     Other liabilities. . . . . . . . . . . . . . .     23.1         23.1

     The following methods and assumptions were used to estimate the fair value of financial instruments:

     Cash and Temporary Cash Investments - Carrying value approximates fair value because of short-term maturity of these instruments.

     Debt - The carrying amount (including accrued interest) of the Company's debt maturing within one year approximates fair value because of the short-term maturities involved. The fair value of the Company's long-term debt was estimated based on the year-end quoted market price for the same or similar issues.

     Other Assets and Liabilities - These financial instruments consist primarily of other investments, other accrued liabilities and customer deposits. The fair values of these items was based on expected cash flows or, if available, quoted market prices.

     Long-Term Payable to ASI (For Postretirement Benefits) - This item represents the long-term payable to ASI for the Company's proportional share of ASI's transition benefit obligation related to the adoption of SFAS No. 106.

(H)  ADDITIONAL FINANCIAL INFORMATION

     Balance Sheet                                 December 31,

     Other current liabilities:                   1993      1992

       Accrued payroll . . . . . . . . . . .    $  6.1    $ 12.6
       Compensated absences. . . . . . . . .      17.7      17.9
       Accrued taxes . . . . . . . . . . . .       4.3       6.7
       Income taxes deferred one year  . . .       -         8.8
       Advance billings and customers'
         deposits  . . . . . . . . . . . . .      32.4      32.0
       Accrued interest  . . . . . . . . . .       9.5      11.2
       Other . . . . . . . . . . . . . . . .       6.9      22.4
         Total . . . . . . . . . . . . . . .    $ 76.9    $111.6
                                                _______   _______

     Statements of Income                         Year Ended December 31,
                                                 1993      1992      1991
     Interest Expense:
       Interest on long-term debt  . . . . .    $ 29.3    $ 37.5    $ 38.2
       Interest on notes payable - Ameritech       4.0        .9       -
       Interest on notes payable - Other . .       -          .6        .8
       Other . . . . . . . . . . . . . . . .      (1.3)      3.0       4.6
         Total . . . . . . . . . . . . . . .    $ 32.0    $ 42.0    $ 43.6
                                                _______   _______   _______

     Interest paid, net of amounts capitalized was $29.7, $40.9 and $39.7 in 1993, 1992 and 1991, respectively.

     Taxes other than income taxes
       Gross receipts. . . . . . . . . . . .    $ 59.7    $ 59.8    $ 57.7
       Other . . . . . . . . . . . . . . . .       3.1       1.9       1.9
         Total . . . . . . . . . . . . . . .    $ 62.8    $ 61.7    $ 59.6
                                                _______   _______   _______
     Maintenance and repair expense             $158.0    $160.1    $158.3
                                                _______   _______   _______
     Advertising                                $ 12.7    $  9.4    $  9.7
                                                _______   _______   _______
     Depreciation - Percentage of
       average depreciable property,
       plant and equipment . . . . . . . . .       7.0%      7.1%      7.1%
                                                _______   _______   _______

     Revenues from AT&T, consisting principally of interstate network access and billing and collection service revenues, comprised approximately 14% of total operating revenues in 1993, 1992 and 1991. No other customer accounted for more than 10% of total revenues.

(I)  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                      Net
     Calendar                                        Operating       Income
     Quarter                          Revenues         Income        (Loss)

     1993
     1st . . . . . . . . . . .        $  272.8         $ 67.0       $ 37.6
     2nd . . . . . . . . . . .           281.4           62.1         35.7
     3rd . . . . . . . . . . .           282.7           59.3         30.2
     4th . . . . . . . . . . .           285.4           66.6         34.5

         Total . . . . . . . .        $1,122.3         $255.0       $138.0
                                      ________         ______       _______

     1992
     1st . . . . . . . . . . .        $  264.8         $ 54.2      $(120.4)
     2nd . . . . . . . . . . .           269.6           55.2         28.0
     3rd . . . . . . . . . . .           276.7           61.7         30.4
     4th . . . . . . . . . . .           276.3           50.4         27.5

         Total . . . . . . . .        $1,087.4         $221.5      $ (34.5)
                                      ________         ______      ________

     The fourth quarters of 1993 and 1992 were affected by several income and expense items. The fourth quarter of 1993 was affected by gains from a workforce resizing and charges for the early retirement of debt. In the 1992 quarter, the Company recognized higher costs and charges resulting from its market realignment efforts, the early retirement of debt, and increased advertising. These costs were offset by gains resulting from workforce resizing and higher than expected pension credits.

     First quarter 1992 results reflect charges related to the adoption of SFAS Nos. 106 and 112 for postretirement and postemployment benefits, as discussed previously in Note C. The charges totaled $151.8.

     All adjustments necessary for a fair statement of results for each period have been included.

(J)  CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

     The ratio of earnings to fixed charges of the Company for the years ended December 31, 1993, 1992, 1991, 1990 and 1989 were 6.78, 4.70, 4.31, 4.57 and 4.00, respectively.

     For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense and accounting changes, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.

(K)  EVENT SUBSEQUENT TO DATE OF AUDITORS' REPORT - (UNAUDITED)

     On March 25, 1994, Ameritech announced it would reduce its nonmanagement workforce resulting in an after-tax charge to the Company of $31.7. The charge will be recorded in the first quarter of 1994. The details of this plan are discussed on page 22 in MD&A.

Item 9.  Changes in and Disagreements on Accounting and Financial Disclosure.

No changes in nor disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by the annual report.

                                    PART IV


Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  Documents filed as a part of this report:

          (1)  Financial Statements:                                    Page

                 Selected Financial and Operating Data................   15

                 Report of Independent Public Accountants.............   23

                 Statements of Income and Reinvested Earnings.........   24

                 Balance Sheets.......................................   25

                 Statements of Cash Flows.............................   27

                 Notes to Financial Statements........................   29

          (2)  Financial Statement Schedules:

                    V - Telecommunications Plant......................   46

                   VI - Accumulated Depreciation......................   50

                 VIII - Allowance for Uncollectibles..................   54


               Financial statement schedules other than those listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

          (3)  Exhibits:

               Exhibits identified in parentheses below, on file with the Securities and Exchange Commission ("SEC"), are incorporated herein by reference as exhibits hereto.

               Exhibit
               Number

               (3)a Articles of Association of the registrant as amended March 27, 1990. (Exhibit 3a to
                              Form 10-K for 1989, File No. 1-6589.)

               (3)b By-Laws of the registrant as amended March 27, 1990. (Exhibit 3b to Form 10-K for 1989, File No. 1-6589.)

               (4) No instrument which defines the rights of holders of long and intermediate term debt of the registrant is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A). Pursuant to this regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

               (10)a Reorganization and Divestiture Agreement among American Telephone and Telegraph Company, American Information Technologies Corporation and Affiliates dated November 1, 1983.
                              (Exhibit 10a to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612.)

               (10)b Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among American Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies and Affiliates dated
                              November 1, 1983. (Exhibit 10j to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612.)

               (12) Computation of ratio of earnings to fixed charges.

               (24)           Consent of independent public accountants.

               (28)           Authorization of deputization.

     (b)  Reports on Form 8-K:

          No report on Form 8-K was filed by the registrant during the last quarter of the year covered by this report.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   Wisconsin Bell, Inc.


                              By  Paul J. LaRosa
                                 (Paul J. LaRosa, Treasurer)



March 30, 1994

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.



Principal Executive Officer:

  Bronson J. Haase         President



Principal Financial Officer:

  Richard H. Witte         Vice President and    By Paul J. LaRosa
                            Comptroller            (Paul J. LaRosa,
                                                    Treasurer and by
                                                    written authorization)
                                                    December 16, 1993)



                                   Ameritech Corporation

                                   By Richard H. Brown
                                     (Richard H. Brown, Vice Chairman)

                                   the sole shareholder of the registrant,
                                   which is a statutory close corporation
                                   managed by the shareholder rather than
                                   by a board of directors.


March 30, 1994

______________________________________________________________________________
______________________________________________________________________________
        COL. A              COL. B     COL. C     COL. D   COL. E     COL. F
______________________________________________________________________________

                          Balance at  Additions  Retire-    Other    Balance
                          Beginning    at Cost    ments    Changes   at End
     Classification       of Period   -Note(a)  -Note(b)   -Note(c)  of Period
______________________________________________________________________________
       Year 1993

Land....................  $   16.5     $  0.8    $  0.3    $   -     $   17.0

Buildings...............     315.2        9.4       2.9        -        321.7

Computers and Other
 Office Equipment.......     153.9        7.3      13.8        -        147.4

Vehicles and Other
 Work Equipment.........      26.7        2.3       1.6        -         27.4

Central Office
 Equipment..............     968.7       98.2      97.2        -        969.7

Information Origination/
 Termination Equipment..      26.6        2.1       1.9        -         26.8

Cable and Wire
 Facilities.............   1,144.9       40.8       8.8        -      1,176.9

Capitalized Lease
 Assets.................       4.4        1.5       0.7        -          5.2

Miscellaneous Other
 Property...............       6.2        0.9      (0.2)       -          7.3

Total Telecommunications
 Plant in Service.......   2,663.1      163.3     127.0        -      2,699.4

Telecommunications Plant
 Under Construction.....      41.0      (16.0)      -          -         25.0

Total Telecommunications
 Plant..................  $2,704.1     $147.3     $127.0   $   -     $2,724.4
                          ________     _______    ______   _______   ________


The notes on page 50 are an integral part of this Schedule.

______________________________________________________________________________
______________________________________________________________________________
        COL. A              COL. B     COL. C     COL. D   COL. E     COL. F
______________________________________________________________________________

                          Balance at  Additions  Retire-    Other    Balance
                          Beginning    at Cost    ments    Changes   at End
     Classification       of Period   -Note(a)  -Note(b)   -Note(c)  of Period
______________________________________________________________________________
       Year 1993

Land....................  $   16.0     $  0.7    $  0.2    $   -     $   16.5

Buildings...............     306.4       12.2       3.4        -        315.2

Computers and Other
 Office Equipment.......     156.2        7.1       9.4        -        153.9

Vehicles and Other
 Work Equipment.........      27.4        2.1       2.8        -         26.7

Central Office
 Equipment..............     971.1       86.9      89.3        -        968.7

Information Origination/
 Termination Equipment..      25.3        3.1       1.8        -         26.6

Cable and Wire
 Facilities.............   1,109.6       45.6      10.3        -      1,144.9

Capitalized Lease
 Assets.................       4.6        0.2       0.4        -          4.4

Miscellaneous Other
 Property...............       7.4       (1.2)       -         -          6.2

Total Telecommunications
 Plant in Service.......   2,624.0      156.7     117.6        -      2,663.1

Telecommunications Plant
 Under Construction.....      23.3       17.7       -          -         41.0

Total Telecommunications
 Plant..................  $2,647.3     $174.4     $117.6   $   -     $2,704.1
                          ________     _______    ______   _______   ________


The notes on page 50 are an integral part of this Schedule.

______________________________________________________________________________
______________________________________________________________________________
        COL. A              COL. B     COL. C     COL. D   COL. E     COL. F
______________________________________________________________________________

                          Balance at  Additions  Retire-    Other    Balance
                          Beginning    at Cost    ments    Changes   at End
     Classification       of Period   -Note(a)  -Note(b)   -Note(c)  of Period
______________________________________________________________________________
       Year 1993

Land....................  $   14.8     $  1.7    $  0.5    $   -     $   16.0

Buildings...............     294.6       14.0       2.2        -        306.4

Computers and Other
 Office Equipment.......     165.0       14.5      23.3       -         156.2

Vehicles and Other
 Work Equipment.........      27.1        3.2       2.9        -         27.4

Central Office
 Equipment..............     942.3       80.0      51.2        -        971.1

Information Origination/
 Termination Equipment..      25.2        2.8       2.7        -         25.3

Cable and Wire
 Facilities.............   1,072.3       51.0      13.7        -      1,109.6

Capitalized Lease
 Assets.................       5.2        0.1       0.7        -          4.6

Miscellaneous Other
 Property...............       8.5       (1.1)       -         -          7.4

Total Telecommunications
 Plant in Service.......   2,555.0      166.2      97.2        -      2,624.0

Telecommunications Plant
 Under Construction.....      19.6        3.7       -          -         23.3

Total Telecommunications
 Plant..................  $2,574.6     $169.9     $97.2    $   -     $2,647.3
                          ________     _______    _____    _______   ________


The notes on page 50 are an integral part of this Schedule.

                            FOOTNOTES TO SCHEDULE V
                             (Millions of Dollars)

_______________

(a) Additions, other than to buildings, include material purchased from Ameritech Services Inc., a centralized procurement subsidiary in which the Company has a 10 percent ownership interest (see Note (A) to Financial Statements). Additions shown also include: (1) the original cost (estimated if not known) of reused material, which is concurrently credited to material and supplies, and (2) interest during construction. Transfers between the classifications listed are included in Column E.


(b) Items of telecommunications plant, when retired or sold, are deducted from the property accounts at the amounts at which they are included therein, estimated if not known.


(c)  Comprised principally of reclassifications between plant categories.

______________________________________________________________________________
______________________________________________________________________________
        COL. A              COL. B     COL. C     COL. D   COL. E     COL. F
______________________________________________________________________________

                          Balance at  Additions  Retire-    Other    Balance
                          Beginning    at Cost    ments    Changes   at End
     Classification       of Period   -Note(a)  -Note(b)   -Note(c)  of Period
______________________________________________________________________________
       Year 1993

Buildings...............    $ 64.1     $  7.7     $ 4.4     $(0.2)     $ 67.2

Computers and Other
 Office Equipment.......      98.3       14.1      13.4        -         99.0

Vehicles and Other
 Work Equipment.........       9.0        1.6       1.9        -          8.7

Central Office
 Equipment..............     376.2       95.9      92.9        -        379.2

Information Origination/
 Termination Equipment..      13.9        2.8       2.0        -         14.7

Cable and Wire
 Facilities.............     438.6       63.2      10.6        -        491.2

Capitalized Lease
 Assets.................       3.5        0.4       0.7        -          3.2

Miscellaneous Other
 Property...............       0.3        0.4      (2.1)       0.2        3.0

Total Telecommunications
 Plant in Service.......   1,003.9      186.1     123.8        -      1,066.2

Telecommunications Plant
 Under Construction.....       -          -         -          -          -

Total Telecommunications
 Plant..................  $1,003.9     $186.1    $123.8    $   -     $1,066.2
                          ________     ______    ______    _______   ________




The notes on page 54 are an integral part of this Schedule.

______________________________________________________________________________
______________________________________________________________________________
        COL. A              COL. B     COL. C     COL. D   COL. E     COL. F
______________________________________________________________________________

                          Balance at  Additions  Retire-    Other    Balance
                          Beginning    at Cost    ments    Changes   at End
     Classification       of Period   -Note(a)  -Note(b)   -Note(c)  of Period
______________________________________________________________________________
       Year 1993

Buildings...............    $ 61.4     $  7.7     $ 5.0     $  -       $ 64.1

Computers and Other
 Office Equipment.......      88.3       19.3       9.3        -         98.3

Vehicles and Other
 Work Equipment.........       9.6        1.8       2.4        -          9.0

Central Office
 Equipment..............     362.9       99.7      86.4        -        376.2

Information Origination/
 Termination Equipment..      13.6        2.2       1.9        -         13.9

Cable and Wire
 Facilities.............     396.5       54.1      12.0        -        438.6

Capitalized Lease
 Assets.................       3.4        0.5       0.4        -          3.5

Miscellaneous Other
 Property...............        .7        1.1       1.5        -          0.3

Total Telecommunications
 Plant in Service.......     936.4      186.4     118.9        -      1,003.9

Telecommunications Plant
 Under Construction.....       -          -         -          -          -

Total Telecommunications
 Plant..................    $936.4     $186.4    $118.9    $   -     $1,003.9
                            ______     ______    ______    _______   ________




The notes on page 54 are an integral part of this Schedule.

______________________________________________________________________________
______________________________________________________________________________
        COL. A              COL. B     COL. C     COL. D   COL. E     COL. F
______________________________________________________________________________

                          Balance at  Additions  Retire-    Other    Balance
                          Beginning    at Cost    ments    Changes   at End
     Classification       of Period   -Note(a)  -Note(b)   -Note(c)  of Period
______________________________________________________________________________
       Year 1993

Buildings...............    $ 57.8     $  7.4     $ 3.8     $  -       $ 61.4

Computers and Other
 Office Equipment.......      90.4       20.7 7      22.8       -  88.3

Vehicles and Other
 Work Equipment.........      10.2        1.9       2.5        -          9.6

Central Office
 Equipment..............     317.3       96.4      50.8        -        362.9

Information Origination/
 Termination Equipment..      14.4        2.0       2.8        -         13.6

Cable and Wire
 Facilities.............     357.5       53.9      14.9        -        396.5

Capitalized Lease
 Assets.................       3.4        0.6       0.6        -          3.4

Miscellaneous Other
 Property...............       1.0       (1.3)     (1.0)       -          0.7

Total Telecommunications
 Plant in Service.......     852.0      181.6      97.2        -        936.4

Telecommunications Plant
 Under Construction.....       -          -         -          -          -

Total Telecommunications
 Plant..................    $852.0     $181.6     $97.2    $   -       $936.4
                            ______     ______     _____    _______     ______




The notes on page 54 are an integral part of this Schedule.

                           FOOTNOTES TO SCHEDULE VI
                             (Millions of Dollars)

_______________

(a) Comprised of depreciation related to short-term interest during construction charged initially to deferred charges and reclassifications between plant categories.

______________________________________________________________________________
______________________________________________________________________________
       COL. A              COL. B           COL. C          COL. D     COL. E
______________________________________________________________________________

                                               Charged to
                         Balance at               Other                Balance
                         Beginning  Charged to  Accounts  Deductions  at End
   Classification        of Period   Expenses  -Note(a)    -Note(b)  of Period
________________________________________________________________________________

Year 1993 ..........        $9.3       $10.4      $19.1      $29.6       $9.2

Year 1992 ..........        $6.3       $12.0      $19.6      $28.6       $9.3

Year 1991 ..........        $4.8        $9.5      $11.9      $19.9       $6.3





__________________________

(a) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to interexchange carrier receivables which are billed by the Company.

(b)  Amounts written off as uncollectible.

                                 EXHIBIT INDEX


Exhibit
Number                                                                  Page

(3)a              Articles of Incorporation of the registrant,
                  as amended March 27, 1990.   (Exhibit 3a to
                  Form  10-K  for  1989,  File  No.  1-6589.)

(3)b              By-laws   of   the   registrant,  as  amended
                  March 27, 1990.  (Exhibit 3b to Form 10-K for
                  1989, File No. 1-6589.)

4 No instrument which defines the rights of holders of long-term debt of the registrant is filed herewith pursuant to Regulation S-K,
                  Item 601(b)(4)(iii)(A).    Pursuant  to  this
                  regulation, the registrant hereby agrees to furnish a copy of any such instrument to the SEC upon request.

(10)a Reorganization and Divestiture Agreement among American Telephone and Telegraph Company, American Information Technologies Corporation and Affiliates dated November 1, 1983. (Exhibit 10a to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612.)

(10)b Agreement Concerning Contingent Liabilities, Tax Matters and Termination of Certain Agreements among American Telephone and Telegraph Company, Bell System Operating Companies, Regional Holding Companies and Affiliates dated November 1, 1983. (Exhibit 10j to Form 10-K for 1983 for American Information Technologies Corporation, File No. 1-8612.)

(12)              Computation of ratio of earnings to fixed               56
                  charges.

(24)              Consent of independent public accountants.              57

(28)              Authorization of deputization.                          58

                                 WISCONSIN BELL, INC.
                   COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES
                                 (Dollars in Millions)


                                                Year Ended December 31,

                                    1993      1992     1991     1990     1989

EARNINGS

(a) Income before interest
    deductions and cumulative
    effect of change in
    accounting principles . . .  $ 170.0   $ 159.3  $ 152.4  $ 155.6  $ 153.8

(b) Federal and state income
    taxes . . . . . . . . . . .     74.3      56.0     56.8     55.9     41.2

(c) Portion of rental expense
    representative of interest
    factor  . . . . . . . . . .      4.7       4.9      6.4      6.0      7.2

                                 $ 249.0   $ 220.2  $ 215.6  $ 217.5  $ 202.2

FIXED CHARGES

(a) Total interest deductions
    including capital lease
    obligations . . . . . . . .  $  32.0   $  42.0  $  43.6  $  41.6  $  43.3

(b) Portion of rental expense
    representative of the
    interest factor . . . . . .      4.7       4.9      6.4      6.0      7.2

                                 $  36.7   $  46.9  $  50.0  $  47.6  $  50.5


Ratio . . . . . . . . . . . . .     6.78      4.70     4.31     4.57     4.00
                                 _______   _______  _______  _______  _______

                   CONSENT OF INDEPENDENT PUBLIC ACCOUNTANTS


     As independent public accountants, we hereby consent to the incorporation by reference of our report dated January 28, 1994, included as an Exhibit to this Form 10-K, into Wisconsin Bell, Inc.'s previously filed Registration Statement File No. 33-53510.




                                                  Arthur Andersen & Co.


Milwaukee, Wisconsin
March 30, 1994

Ameritech                                                           Exhibit 28



                         AUTHORIZATION OF DEPUTIZATION


                                AUTHORIZATION

                                                  Date   12   /  16  / 93

 I, (Principal Name)     Richard H. Witte                      hereby appoint

 (Deputy Name)     Paul J. LaRosa              (Title)     Treasurer

 (Location)    722 N. Broadway, Milwaukee      to sign on my behalf.

      X   All papers requiring my signature.

          Only those papers listed below (specify).

         __________________________________________________________________

         __________________________________________________________________

 Principal's Approval Status Indicator(s):

   4   Capital Expenditures        4   General Expenditures

 Length of deputization (maximum one year):

 From Date   12  /  16  /  93          To Date   12  /  16  /  94

 Signature of Deputy  /s/ Paul J. LaRosa           Title   Treasurer
                                                        Vice President and
 Signature of Principal  /s/ Richard H. Witte      Title Comptroller



                                CANCELLATION

 Effective Date       /      /

 Signature of Principal ____________________________________________________

       or

 Signature of Deputy ________________________________________________________



                                DISTRIBUTION

              Forward original to the appropriate voucher unit.
              Forward copies to others on a need-to-know basis.