Form 10-Q
period 1993-03-31
WISCONSIN BELL INC
filed 1994-05-12
CIK 107844

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549



                                   Form 10-Q



         [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994

                                      or

         [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-6589



                             WISCONSIN BELL, INC.



            (Incorporated under the laws of the State of Wisconsin)


                722 North Broadway, Milwaukee, Wisconsin 53202


               I.R.S. Employer Identification Number 39-0716650


                          Telephone No. 414 549-7102



THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X . No ____.

At April 30, 1994, 31,960,395 common shares were outstanding.

                        PART I - FINANCIAL INFORMATION

The following financial statements have been prepared by Wisconsin Bell, Inc. (the "Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K.

            CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                             (Dollars in Millions)
                                  (Unaudited)
                                                      For The 3 Months
                                                      Ended March 31,
                                                     1994         1993

Revenues . . . . . . . . . . . . . . . . . . .      $283.2      $272.8

Operating expenses:
   Depreciation and amortization . . . . . . .        46.0        45.7
   Employee related expenses . . . . . . . . .        60.5        63.0
   Taxes other than income taxes . . . . . . .        15.3        15.3
   Workforce restructuring . . . . . . . . . .        53.0         -
   Other operating expenses. . . . . . . . . .        85.7        81.8
                                                     260.5       205.8

Operating income . . . . . . . . . . . . . . .        22.7        67.0
Interest expense . . . . . . . . . . . . . . .         6.2         9.0
Other (income) expense, net. . . . . . . . . .        (1.6)        (.4)
Income before income taxes . . . . . . . . . .        18.1        58.4

Income taxes . . . . . . . . . . . . . . . . .         6.6        20.8

Net income . . . . . . . . . . . . . . . . . .        11.5        37.6

Reinvested earnings, beginning of period . . .        24.9        11.9
Less, dividends. . . . . . . . . . . . . . . .        26.7        34.4
Reinvested earnings, end of period . . . . . .      $  9.7      $ 15.1
                                                    _______     _______

See Note(s) to Condensed Financial Statements.

Form 10-Q Part I                                          Wisconsin Bell, Inc.



                           CONDENSED BALANCE SHEETS
                             (Dollars in Millions)


                                              March 31, 1994  December 31, 1993
                                               (Unaudited)    (Derived from
ASSETS                                                         Audited Financial
                                                               Statements)

  Current assets:
    Cash. . . . . . . . . . . . . . . . . .     $    -           $    -
    Receivables, net. . . . . . . . . . . .
      Customers . . . . . . . . . . . . . .        176.1            179.0
      Ameritech and affiliates. . . . . . .         13.9             31.2
      Other . . . . . . . . . . . . . . . .         10.2             12.6
    Materials and supplies. . . . . . . . .          9.5              6.4
    Prepaid directories . . . . . . . . . .         10.1             10.8
    Prepaid and other . . . . . . . . . . .          9.1             21.0
                                                   228.9            261.0

  Property, plant and equipment . . . . . .      2,748.9          2,724.4
  Less, accumulated depreciation. . . . . .      1,100.3          1,066.2
                                                 1,648.6          1,658.2

  Investments, principally in affiliates. .         25.1             27.5

  Other assets and deferred charges . . . .         69.1             91.6

      Total assets. . . . . . . . . . . . .     $1,971.7         $2,038.3
                                                ________         ________

LIABILITIES AND SHAREOWNER'S EQUITY

  Current liabilities:
    Debt maturing within one year
      - Ameritech . . . . . . . . . . . . .     $  194.2         $  237.8
      - Other . . . . . . . . . . . . . . .           .9               .9
    Accounts payable. . . . . . . . . . . .
      - Ameritech and affiliates. . . . . .         39.6             27.4
      - Other . . . . . . . . . . . . . . .         83.3            109.0
  Other current liabilities . . . . . . . .         97.5             76.9
                                                   415.5            452.0

  Long-term debt  . . . . . . . . . . . . .        306.3            306.5

  Deferred credits and other long-term liabilities:
    Accumulated deferred income taxes . . .        174.8            201.6
    Unamortized investment tax credits. . .         41.2             42.9
    Post-retirement benefits other than
      pensions. . . . . . . . . . . . . . .        240.7            225.8
    Long-term payable to Ameritech
      Services, Inc.  . . . . . . . . . . .          8.8              8.8
    Other . . . . . . . . . . . . . . . . .        123.1            124.2
                                                   588.6            603.3

Form 10-Q Part I                                          Wisconsin Bell, Inc.

                             (Dollars in Millions)


                                              March 31, 1994  December 31, 1993
                                               (Unaudited)    (Derived from
                                                               Audited Financial
                                                               Statements)
  Shareowner's equity:
    Common shares, $20 par value per share,
      31,995,000 shares authorized;
      31,960,395 shares issued and
        outstanding                                639.2            639.2
    Proceeds in excess of par value . . . .         12.4             12.4
    Reinvested earnings . . . . . . . . . .          9.7             24.9
                                                   661.3            676.5

      Total liabilities and shareowner's
        equity. . . . . . . . . . . . . . .     $1,971.7         $2,038.3
                                                ________         ________


See Note(s) to Condensed Financial Statements.

Form 10-Q Part I                                          Wisconsin Bell, Inc.



                      CONDENSED STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)
                                  (Unaudited)


                                                     For the 3 Months Ended
                                                  March 31, 1994 March 31, 1993

Cash flows from operating activities:

   Net income . . . . . . . . . . . . . . . . .       $ 11.5        $  37.6

   Adjustments to net income:
     Restructuring charge, net of tax . . . . .         31.7            -
     Depreciation and amortization. . . . . . .         46.0           45.7
     Deferred income taxes, net . . . . . . . .          2.4            2.9
     Investment tax credits, net. . . . . . . .         (1.7)          (2.2)
     Interest during construction . . . . . . .         (0.1)          (0.1)
     Provision for uncollectibles . . . . . . .          2.7            2.9
     Decrease in accounts receivable. . . . . .         20.2            6.0
     Increase in materials and supplies . . . .         (3.1)          (0.1)
     Decrease in prepaid expenses and certain
       other current assets . . . . . . . . . .          1.3            0.8
     Decrease in accounts payable . . . . . . .        (13.5)          (9.5)
     Increase (decrease) in accrued taxes . . .         (8.1)          25.0
     Increase (decrease) in certain other
       current liabilities. . . . . . . . . . .         27.1           (6.0)
     Change in certain other noncurrent assets
       and liabilities. . . . . . . . . . . . .        (12.4)          (3.7)
     Other  . . . . . . . . . . . . . . . . . .          2.4            1.0

   Net cash from operating activities . . . . .        106.4          100.3

 Cash flows from investing activities:
   Capital expenditures . . . . . . . . . . . .        (36.1)         (33.6)
   Proceeds (net of removal costs) from disposal
     of property, plant and equipment . . . . .          0.2           (1.4)

   Net cash from investing activities . . . . .        (35.9)         (35.0)

Form 10-Q Part I                                          Wisconsin Bell, Inc.

                             (Dollars in Millions)
                                  (Unaudited)



                                                     For the 3 Months Ended
                                                  March 31, 1994 March 31, 1993

 Cash flows from financing activities:
   Intercompany financing, net. . . . . . . . .        (43.6)          74.4
   Retirements of long-term debt. . . . . . . .         (0.2)        (100.1)
   Costs of refinancing long-term debt. . . . .          -             (5.1)
   Dividend payments. . . . . . . . . . . . . .        (26.7)         (34.4)

   Net cash from financing activities . . . . .        (70.5)         (65.2)

   Net increase in cash . . . . . . . . . . . .          -               .1

 Cash, beginning of period. . . . . . . . . . .          -              3.1

 Cash, end of period. . . . . . . . . . . . . .       $  -          $   3.2


See Note(s) to Condensed Financial Statements.

Form 10-Q Part I                                          Wisconsin Bell, Inc.



                    NOTES TO CONDENSED FINANCIAL STATEMENTS
                                March 31, 1994

                             (Dollars in Millions)


(A)  WORK FORCE RESTRUCTURING

     On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 600 employees of the Company. Under terms of agreements between the Company, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers
     (IBEW), Ameritech is implementing an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, the Company is offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

     This program resulted in a first quarter charge of $53.0 or $31.7 after-tax. The charge reduced the Company's prepaid pension asset by $30.5 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $13.1 related to SFAS No. 106 ("Employers Accounting for Postretirement Benefits Other than Pensions") and an increase in a severance accrual of $9.4.

(B)  LONG-TERM DEBT

     On November 8, 1993, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register $200,000,000 in debt securities.

         MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                             (Dollars in Millions)

The following is a discussion and analysis of the results of operations of the Company for the three-month periods ended March 31, 1994 and 1993.

Results of the three-month period ended March 31, 1994, are not necessarily indicative of results for the full year.

Revenues

Total operating revenues were $283.2 for the three-month period ended
March 31, 1994, and $272.8 for the three-month period ended March 31, 1993. The increase of $10.4 consisted of the following:

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Local service revenue          $126.6     $119.2      $7.4       6.2%

Local service revenues increased $7.4 due to a $4.0 rate and volume increase in local message revenues and a $3.3 increase in monthly service revenues. Customer lines increased 3.6% from 1,852,767 at March 31, 1993, to 1,920,172 at March 31, 1994.

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Network access revenue
   Interstate access           $61.1      $56.7      $ 4.4       7.8%
   Intrastate access           $21.4      $22.7      $(1.3)     (5.7%)

Interstate access charge revenues increased $4.4 due to a $2.2 rate and volume increase in end user revenues, a $1.9 decrease in National Exchange Carriers Association ('NECA') transitional funding, $1.2 volume increase in traffic sensitive revenues and a $1.4 volume increase in carrier common line revenues. These increases were partially offset by a $2.3 rate decrease in traffic sensitive revenues.

Intrastate access revenues decreased $1.3 primarily from a $4.9 decrease in switched access revenues caused by rate decreases. This decrease was partially offset by a $3.8 volume increase in switched access revenues.

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Long distance revenue          $49.5      $50.5      ($1.0)     (2.0%)

Long distance revenue decreased $1.0 due to a volume decrease in extended community calling plans.

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Miscellaneous revenue - net    $24.6      $23.7       $0.9       3.8%

Miscellaneous revenues increased $0.9 due to a $1.2 increase in revenues from Inside Wire due to the price restructuring of inside wire maintenance plans and time and material rates. In addition, affiliated company cost recovery billings increased $1.0. These increases were partially offset by a $1.3 decrease in inside wire rates.

Operating Expenses

Operating expenses were $260.5 in 1994 and $205.8 in 1993. The increase of $54.7 consisted of the following:

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Depreciation                   $46.0      $45.7       $0.4       0.9%

Depreciation increased $1.1 due to the amortization of a reserve deficiency authorized by the Public Service Commission of Wisconsin ('PSCW').

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Employee related expenses      $60.5      $63.0      ($2.5)     (0.4%)

Employee related expenses decreased $2.5 due to wage and salary decreases of $4.1 related to force reductions. At March 31, 1994, the Company had 5,059 employees compared to 5,587 at March 31, 1993, a decrease of 528 employees. This decrease was partially offset by wage and salary increases of $1.5.

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Restructuring charge            $53.0    $ --         $53.0      N/A

As more fully discussed in the Notes to the Financial Statements, Ameritech (the Company's parent) announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including approximately 600 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $53.0 or $31.7 after-tax. A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $13.3. Settlement gains of an estimated $20.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan. Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.

Ameritech advised the Company that it expects that approximately two-thirds of the 600 employees will leave the payroll in 1994 with the balance by the end of the third quarter of 1995. Ameritech will manage the departure of all 6,000 employees to minimize disruption within its business (including its entire five-state region) and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements may require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $30.0 on an annual basis upon completion of the program. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.

                                                    Increase      %
                                1994       1993    (Decrease)   Change

Other operating expenses        $85.7     $81.8        $3.9      4.8%

The increase in other operating expenses resulted primarily from billing increases of $2.6 from an affiliate, Ameritech Services, Inc. (ASI), for the Company's allocation of common Ameritech costs. Also contributing to the increase was a $3.3 increase in contract services and professional services. These increases were partially offset by a $2.0 decrease in materials and supplies.

Interest Expense, Other Expenses and Income Tax Expense

                                                    Increase      %
                                1994      1993     (Decrease)   Change

Interest Expense                $6.2      $9.0       ($2.8)    (31.1%)

The decrease in interest expense is due to the retirements in 1993 of $300.0 in long-term debt, bearing interest ranging from 8% to 8-3/4%. This debt was refinanced with short-term debt with Ameritech, which bears lower interest rates, and $150.0 of long-term debt bearing interest at 6-3/4%.

                                                    Increase      %
                                1994      1993     (Decrease)   Change

Other (Income)/Expense         ($1.6)    ($0.4)       $1.2       N/A

The increase in other income is due to interest income of $1.0 related to amended state sales tax returns for the years 1986 through 1990.

                                                    Increase      %
                                1994      1993     (Decrease)   Change

Income Tax Expense              $6.6      $20.8     ($14.2)    (68.3%)

The decrease in income tax expense is due primarily to the first quarter restructuring charge of $53.0. Tax on this charge amounted to $21.3.

Other Information

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation" (SFAS
No. 1). Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enter-prises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which could be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.

State Regulatory Matters

On June 7, 1993, the Company proposed to the Public Service Commission of Wisconsin ('PSCW') that the Three-Year Plan implemented in October 1990 and currently in effect, be extended and expanded. This proposal, called "The Wisconsin Plan: Wisconsin Bell's Price Regulation Proposal," will, if adopted, primarily regulate the Company on the basis of prices charged to customers rather than the traditional rate of return regulation of its earnings. On October 28, 1993, the PSCW approved extension of the terms of the Three-Year Plan until their review of the proposed Wisconsin Plan in completed.

In February 1994, bills were introduced in the Wisconsin legislature that, if passed, would replace rate of return regulation with price regulation for telecommunications utilities choosing it. Review of the Company's proposed Wisconsin Plan has been suspended by the PSCW pending the outcome of this legislation.

On April 28, 1994, the PSCW signed an order allowing phone companies to begin offering Caller ID after a 60-day period, during which time the public would be informed of the service. The Company will begin offering Caller ID as soon as the 60-day period has passed.

Ratio of Earnings to Fixed Charges

The following table sets forth the ratio of earnings to fixed charges of the Company for the periods indicated:

Three Months Ended
    March 31,                           Year Ended December 31,
1994          1993        1993        1992        1991        1990       1989
3.51          6.67        6.78        4.70        4.31        4.57       4.00

The ratio in 1994 was adversely affected by a first quarter pretax charge of $53.0 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

                          PART II - OTHER INFORMATION
                             (Dollars in Millions)


Item 6.   Exhibits and Reports on Form 8-K

     (a)  Exhibits

          (12) Computation of ratio of earnings to fixed charges.

     (b)  Reports on Form 8-K

          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                   Wisconsin Bell, Inc.





Date        May 12, 1994           Richard H. Witte
                                   Richard H. Witte
                                   Vice President and Comptroller
                                   (Principal Financial Officer)

                                  EXHIBIT 12
                             WISCONSIN BELL, INC.
               COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                             (Dollars in Millions)


                                               Three Months Ended
                                                    March 31,
1.  EARNINGS                                   1994          1993

    a)  Income before interest
        expense                                $17.7         $46.6

    b)  Federal and state income taxes           6.6          20.8

    c)  Portion of rental expense
        representative of the
        interest factor (A)                      1.0           1.3
             Total 1(a) through 1(c)           $25.3         $68.7


2.  FIXED CHARGES

    a)  Total interest expense
        including interest on capital
        lease obligations                      $ 6.2         $ 9.0

    b)  Portion of rental expense
        representative of the
        interest factor (A)                      1.0           1.3
             Total 2(a) through 2(b)           $ 7.2         $10.3


3.  RATIO OF EARNINGS TO FIXED CHARGES          3.51          6.67



    (A) The Company considers one-third of rental expense to be the amount representing interest.

    (B) The results for the first quarter of 1994 reflect a $53.0 pre-tax charge for work force restructuring (see MD&A discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan.