Form 10-Q
period 1994-06-30
WISCONSIN BELL INC
filed 1994-08-12
CIK 107844

Form 10-Q Part I                                     Wisconsin Bell, Inc.



                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


               For the Quarterly Period Ended June 30, 1994


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


                        Telephone No. 414-549-7102


THE REGISTRANT, A WHOLLY-OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X .    No      .

At July 31, 1994, 31,960,395 common shares were outstanding.
                     PART I  -  FINANCIAL INFORMATION

The following financial statements have been prepared by Wisconsin Bell, Inc. (the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and Form 10-Q quarterly report previously filed in the current year.

          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                           (Millions of Dollars)
                                (Unaudited)

                                      For the 3 Months  For the 6 Months
                                        Ended June 30,    Ended June 30,
                                        1994     1993     1994    1993

Revenues                              $280.5    $281.4   $563.7   $554.2

Operating expenses
 Depreciation and amortization          48.6      45.6     94.6     91.3
 Employee related expenses              61.6      64.0    122.1    127.0
 Taxes other than income taxes          15.5      15.3     30.8     30.6
 Workforce restructuring                 -         -       53.0      -
 Other operating expenses               89.5      94.4    175.2    176.2
                                       215.2     219.3    475.7    425.1

Operating income                        65.3      62.1     88.0    129.1
Interest expense                         7.2       7.5     13.4     16.5
Other (income) expense, net           (   .3)   (   .4)  (  1.9)  (   .8)
Income before income taxes              58.4      55.0     76.5    113.4

Income taxes                            21.0      19.3     27.6     40.1

Net income                              37.4      35.7     48.9     73.3

Reinvested earnings, beginning
  of period                              9.7      15.1     24.9     11.9
Less, dividends                         28.5      33.5     55.2     67.9
Reinvested earnings, end of
  period                               $18.6     $17.3    $18.6    $17.3

See Note(s) to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                           (Millions of Dollars)


                                             June 30, 1994  Dec. 31, 1993
                                             (Unaudited)  (Derived from
ASSETS                                                    Audited Financial
                                                          Statements)
 Current assets:
   Cash                                    $     -           $    -
   Receivables, net
     Customers                                 188.6            179.0
     Ameritech and affiliates                    2.6             31.2
     Other                                       8.0             12.6
   Materials and supplies                        6.3              6.4
   Prepaid directories                           9.7             10.8
   Prepaid and other                             2.1             21.0
                                               217.3            261.0

 Property, plant and equipment               2,759.3          2,724.4
 Less, accumulated depreciation              1,128.4          1,066.2
                                             1,630.9          1,658.2

 Investments, principally in
   affiliates                                   26.3             27.5

 Other assets and deferred charges              71.1             91.6

   Total assets                             $1,945.6         $2,038.3


LIABILITIES AND SHAREOWNER'S EQUITY

 Current liabilities:
   Debt maturing within one year
     - Ameritech                              $203.8           $237.8
     - Other                                      .9               .9
   Accounts payable
     - Ameritech and affiliates                 40.7             27.4
     - Other                                    76.9            109.0
   Other current liabilities                    73.5             76.9
                                               395.8            452.0

   Long-term debt                              306.1            306.5

                   CONDENSED BALANCE SHEETS - Continued
                           (Millions of Dollars)



                                             June 30, 1994  Dec. 31, 1993
                                             (Unaudited)  (Derived from
                                                          Audited Financial
                                                          Statements)
   Deferred credits and other long-term
   liabilities:
     Accumulated deferred income taxes                          165.7 201.6
     Unamortized investment tax credits                          39.4 42.9
     Post-retirement benefits other than
       pensions                                240.6            225.8
     Long-term payable to Ameritech
       Services, Inc. affiliate, for
       SFAS 106 adoption                         8.8              8.8
     Other                                     119.0            124.2
                                               573.5            603.3

   Shareowner's equity:
     Common shares, $20 per value per share,
       31,995,000 shares authorized;
       31,960,395 shares issued and
       outstanding                             639.2            639.2
     Proceeds in excess of par value            12.4             12.4
     Reinvested earnings                        18.6             24.9
                                               670.2            676.5

       Total liabilities and shareowner's
         equity                             $1,945.6         $2,038.3


See Note(s) to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Millions of Dollars)

                                               For the 6 Months Ended
                                           June 30, 1994  June 30, 1993
                                                   (Unaudited)
Cash flows from operating activities:
  Net income                                   $  48.9        $  73.3
  Adjustments to net income:
     Restructuring charge net of tax              31.7            -
     Depreciation and amortization                94.6           91.3
     Deferred income taxes, net                    2.0            6.9
     Investment tax credits, net                (  3.5)        (  4.4)
     Interest during construction               (   .2)        (   .2)
     Provision for uncollectibles                  5.0            4.8
     Decrease in accounts receivable              18.6             .2
     (Increase) decrease in material and
       supplies                                     .1         (  1.7)
     Decrease in prepaid expenses and
       certain other current assets                3.3            2.9
     Decrease in accounts payable               ( 18.8)        (  3.8)
     Increase (decrease) in accrued taxes       (  8.5)        ( 14.4)
     Increase (decrease) in certain other
       current liabilities                         5.8         (  4.2)
     Net change in other certain noncurrent
       assets and liabilities                   ( 19.0)        ( 18.6)
     Other                                         2.6             .2

  Net cash from operating activities             156.7          138.2

Cash flows from investing activities:
  Capital expenditures, net                     ( 66.2)        ( 69.3)
  Proceeds (net of removal costs) from
    disposal of property, plant and
    equipment                                   (   .8)            .3

  Net cash from investing activities            ( 67.0)        ( 69.0)

Cash flows from financing activities:
  Intercompany financing, net                   ( 34.1)         121.7
  Retirements of long-term debt                 (   .4)        (120.3)
  Call premium on early retirement of
    long-term debt                                 -           (  5.1)
  Dividend payments                             ( 55.2)        ( 67.9)

  Net cash from financing activities            ( 89.7)        ( 71.6)
  Net decrease in cash                             -           (  2.4)

Cash, beginning of period                          -              3.1
Cash, end of period                            $   -          $    .7

See Note(s) to Condensed Financial Statements.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                               June 30, 1994

                           (Millions of Dollars)


(A)WORK FORCE RESTRUCTURING

   On March 25, 1994, the Company's parent (Ameritech Corporation) announced that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995. Under terms of agreements between the Company, the Communication Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of its current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

   This program resulted in a first quarter charge of $53.0 or $31.7 after-tax. This charge reduced the Company's prepaid pension asset by $30.5 for pension enhancements and curtailment losses. The charge also includes a curtailment loss of $13.1 related to SFAS No. 106
   ("Employers Accounting for Postretirement Benefits Other than
   Pensions") and a severance accrual of $9.4.

   In June, Ameritech completed the first phase of its restructuring plan, having solicited volunteers to leave the Company. The response to date is exceeding expectations. Ameritech management is in the process of evaluating the specific job functions and locations of the employees who have requested to leave under the plan to ensure that service to customers will not be adversely affected. The task is complex as the intended 6,000 employee force reduction represents approximately twelve percent of the nonmanagement work force. Accordingly, insufficient information currently exists to adjust the restructuring accrual. Ameritech expects to complete this process in the third quarter and the Company will increase its restructuring accrual to the appropriate level. The adjustment could be material.

(B)LONG-TERM DEBT

   On November 8, 1993, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register $200.0 in debt securities. As of the date of this report $200.0 is still available for debt issuance.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           (Millions of Dollars)

The following is a discussion and analysis of the results of operations of the Company for the six-month periods ended June 30, 1994 and 1993.

Results of the six-month period ended June 30, 1994, are not necessarily indicative of results for the full year.

Revenues

Total operating revenues were $563.7 for the six-month period ended June 30, 1994, and $554.2 for the six-month period ended June 30, 1993. The increase of $9.5 consisted of the following:

                                              Increase      %
                          1994      1993     (Decrease)   Change
Local service revenue   $254.5    $241.4       $13.1       5.4%

Local service revenues increased $13.1 due to a $12.2 rate and volume increase in local message revenues and monthly service revenues and a $1.3 volume increase in directory assistance revenues. Customer lines increased 3.8% from 1,859,141 on June 30, 1993, to 1,930,278 on June 30, 1994.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Network access revenue
   Interstate access    $121.4    $116.9       $ 4.5       3.8%
   Intrastate access    $ 41.6    $ 44.9       $(3.3)     (7.3%)

Interstate access charge revenues increased $4.5 due to a $4.6 rate and volume increase in end user revenues, a $1.8 decrease in National Exchange Carriers Association ('NECA') transitional funding, and a $1.5 volume increase in special access revenues. These increases were partially offset by a $2.3 rate decrease in traffic sensitive revenues and a $0.7 rate decrease in special access revenues.

Intrastate access revenues decreased $3.3 primarily from a $6.7 decrease in switched access revenues caused by rate decreases. This decrease was partially offset by a $3.5 volume increase in switched access revenues.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Long distance revenue    $96.5    $101.5       ($5.0)     (4.9%)

Long distance revenue decreased $5.0 due to a volume decrease resulting from the implementation of extended community calling plans.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Miscellaneous revenue -
  net                    $49.7     $49.5        $0.2       0.4%

Miscellaneous revenues increased $0.2 due to an increase in Inside Wire revenues.

Operating Expenses

Operating expenses were $475.7 in 1994 and $425.1 in 1993. The increase of $50.6 consisted of the following:

                                              Increase      %
                          1994      1993     (Decrease)   Change
Depreciation             $94.6     $91.3        $3.3       3.6%

Depreciation increased $1.7 due to the amortization of a reserve deficiency authorized by the Public Service Commission of Wisconsin ('PSCW'). The remaining increase is due to increase in plant.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Employee related expenses$122.1   $127.0       ($4.9)     (3.9%)

Employee related expenses decreased $11.1 due to decreases in wages, salaries, and other employee expenses related to force reductions. On June 30, 1994, the Company had 4,971 employees compared to 5,542 on June 30, 1993, a decrease of 571 employees. This decrease was partially offset by wage and salary increases of $3.6, incentives and bonus increases of $1.5 and overtime increases of $1.1.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Restructuring charge     $53.0   $  --         $53.0       N/A

As more fully discussed in Note A to the Financial Statements, Ameritech (the Company's parent) announced on March 25, 1994, that it will reduce its nonmanagement work force by 6,000 employees by the end of 1995, including
approximately 600 at the Company.   Reduction of the work force results
from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition.

This program resulted in a first quarter 1994 charge of $53.0 ($31.7 on an after-tax basis). A significant portion of the program's cost will be funded by the Ameritech Pension Plan, whereas financial incentives to be paid by the Company will require Company funds of approximately $13.3. Settlement gains of an estimated $20.0, which result from lump-sum payments from the Ameritech Pension Plan, will be reflected in income as payments are made by the Ameritech Pension Plan (none recorded as of June 30, 1994). Settlement gains are noncash in nature and result from the funded status of the Ameritech Pension Plan.
Ameritech originally advised the Company that it expected approximately two-thirds of the 600 employees would leave the payroll in 1994 with the balance departing by the end of the third quarter of 1995. One hundred and fourteen employees left the payroll in the second quarter of 1994 under this plan. As previously discussed in Note A, the program has generated more requests to leave the payroll than originally planned requiring revision to the expected number and timing of employees leaving the payroll which should be quantified in the third quarter of 1994. Ameritech will manage the departure of all employees to minimize disruption within its business and to its customers. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per terminated employee on an annual basis. However, these anticipated savings may be partially offset by growth in new businesses and the cost of adding other employees with different skills.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Taxes other than income
  taxes                  $30.8     $30.6        $0.2       0.6%

The increase in taxes other than income taxes results from an increase in revenues and gross receipts tax rates during the six-month period ended June 30, 1994.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Other operating expenses$175.2    $176.2       ($1.0)     (0.6%)

The $1.0 decrease in other operating expenses resulted primarily from a $6.7 decrease in independent company access charges. Also contributing to the decrease was a $2.2 decrease in materials and supplies expense and a $1.0 decrease in contract services. These decreases were partially offset by a $7.4 increase in affiliated billings for the Company's allocation of common Ameritech costs and a $1.6 decrease in advertising costs.

Interest Expense, Other Expenses, and Income Tax Expense

                                              Increase      %
                          1994      1993     (Decrease)   Change
Interest expense         $13.4     $16.5       ($3.1)    (18.8%)

The decrease in interest expense is due to the retirements in 1993 of $300.0 in long-term debt, bearing interest ranging from 8% to 8-3/4%. This debt was refinanced with short-term debt with Ameritech, which bears lower interest rates, and $150.0 of long-term debt bearing interest at 6-3/4%.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Other (income)/expense   ($1.9)    ($0.8)       $1.1       N/A

The increase in other income is due to interest income of $1.0 related to amended state sales tax returns for the years 1986 through 1990.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Income tax expense       $27.6     $40.1      ($12.5)    (31.2%)

The decrease in income tax expense is due primarily to the first quarter restructuring charge of $53.0. Tax on this charge amounted to $21.3. This decrease was partially offset by increased taxable income.

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

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would likely be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company periodically reviews these criteria to ensure that continuing application of SFAS No. 71 is appropriate.

State Regulatory Matters

On June 23, 1994, the Telecommunications Information Superhighway bill was passed by the Wisconsin Legislature, and signed into law by the Governor on July 5, 1994. This legislation allows the telecommunications utilities to choose to replace traditional rate of return regulation with price regulation. The Company is to adopt price regulation, effective September 1, 1994. Price regulation requires large telephone companies in the state, such as the Company, to set intrastate access rates, excluding the carrier common line charge, no higher than interstate rates; the Company will mirror interstate access rates. In addition, the legislation requires the Company to reduce basic residential and small business access line rates by 10%, effective September 1, 1994. Other highlights of the legislation include: establishment of a Universal Service Fund to ensure affordable service to low-income customers, and rural and high-cost areas of Wisconsin; a commitment by the Company to invest $700 million in new equipment and technology during the next five years; establishment of an Advanced
Telecommunications Foundation to fund advanced telecommunications technology projects and educate consumers about advanced services; and inclusion of consumer and privacy protections.

On July 7, 1994, the Public Service Commission of Wisconsin issued an order in Phase III of its Investigation Into the Extent of Competition in the IntraLATA Toll Telecommunications Market and of the Level of Regulation for IntraLATA Toll Telecommunications Service. This order continues the trend of opening markets to competition by requiring all local exchange companies in Wisconsin, as a matter of general policy, to provide intraLATA 1+ dialing and presubscription as soon as possible.

Ameritech Caller ID, a service which lets customers see the telephone number of incoming calls by using a display device, was made available to the Company residence and small business customers beginning July 5, 1994.

Ratio of Earnings to Fixed Charges

The following table sets forth the ratio of earnings to fixed charges of the Company for the periods indicated:

  Six Months Ended
    June 30,                         Year Ended December 31,
1994       1993           1993     1992    1991     1990     1989
5.97       6.94           6.78     4.70    4.31     4.57     4.00

The ratio in 1994 was adversely affected by a first quarter pretax charge of $53.0 for work force restructuring (see prior discussion of this charge). This charge will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to fund its debt.

                        PART II - OTHER INFORMATION
                           (Millions of Dollars)


Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

      (12)  Computation of ratio of earnings to fixed charges.

  (b) Reports of Form 8-K

           No form 8-K was filed by the registrant during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Wisconsin Bell, Inc.




Date  August 12, 1994                Richard H. Witte
                                     Richard H. Witte
                                     Vice President
                                     and Comptroller
                                     (Principal
                                     Financial
                                     Officer)

                                EXHIBIT 12
                           WISCONSIN BELL, INC.
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Millions of Dollars)

                                           For the 6 Months Ended
                                        June 30, 1994 June 30, 1993
  1. EARNINGS

     a)         Income before interest expense            62.3   89.8

     b)         Federal and state income taxes            27.6   40.1

     c)             Portion of rental expense
       representative of the
       interest factor (A)                   2.0           2.6
          Total 1(a) through 1(c)          $91.9        $132.5

  2. FIXED CHARGES

     a) Total interest expense
       including interest on capital
       lease obligations                   $13.4         $16.5

     b)Portion of rental expense
       representative of the
       interest factor (A)                   2.0           2.6
          Total 2(a) through 2(b)          $15.4         $19.1

  3. RATIO OF EARNINGS TO FIXED CHARGES      5.97          6.94

                          (A)The Company considers one-third of rental expense to be the amount representing interest.

                          (B)The results for the first quarter of 1994 reflect a $53.0 pre-tax charge for work force restructuring (see MD&A discussion of this charge). This charge will be funded primarily from the Ameritech Pension Plan.