Form 10-Q
period 1994-09-30
WISCONSIN BELL INC
filed 1994-11-10
CIK 107844

Form 10-Q Part I                                     Wisconsin Bell, Inc.



                                  - 14 -
                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549


                                 Form 10-Q


 [X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                           EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1994


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

At October 31, 1994, 31,960,395 common shares were outstanding.
                     PART I  -  FINANCIAL INFORMATION

The following financial statements have been prepared by Wisconsin Bell, Inc. ("the Company") pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC") and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of results of operations, financial position, and cash flows for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest annual report on Form 10-K and Form 10-Q quarterly reports previously filed in the current year.

          CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS

                           (Millions of Dollars)
                                (Unaudited)

                                      For the 3 Months  For the 9 Months
                                       Ended Sept. 30,   Ended Sept. 30,
                                        1994     1993     1994    1993

Revenues                              $284.4    $282.7   $848.1   $836.9

Operating expenses
 Employee-related expenses              64.4      65.9    186.5    193.5
 Depreciation and amortization          47.2      47.6    141.8    138.9
 Other operating expenses               93.4      93.4    268.4    269.0
 Restructuring charges                  25.7       -       78.7      -
 Taxes other than income taxes          15.8      16.5     46.7     47.1
                                       246.5     223.4    722.1    648.5

Operating income                        37.9      59.3    126.0    188.4

Interest expense                         8.0       8.4     21.4     24.8
Other expense (income), net               .5       4.9   (  1.3)     4.1
Income before income taxes              29.4      46.0    105.9    159.5

Income taxes                            10.0      15.8     37.6     56.0

Net income                              19.4      30.2     68.3    103.5

Reinvested earnings, beginning
  of period                             18.5      17.3     24.8     11.9
Less dividends                          29.3      29.0     84.5     96.9
Reinvested earnings, end of
  period                              $  8.6    $ 18.5   $  8.6   $ 18.5

See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                           (Millions of Dollars)


                                           Sept. 30, 1994 Dec. 31, 1993
                                             (Unaudited)  (Derived from
ASSETS                                                    Audited Financial
                                                          Statements)
 Current assets:
   Cash                                    $      .7         $    -
   Receivables, net
     Customers                                 201.4            179.0
     Ameritech and affiliates                    5.6             31.2
     Other                                       9.2             12.6
   Material and supplies                         8.6              6.4
   Prepaid directories                           7.5             10.8
   Prepaid and other                             3.7             21.0
                                               236.7            261.0

 Telecommunications plant                    2,757.9          2,724.4
 Less, accumulated depreciation              1,139.9          1,066.2
                                             1,618.0          1,658.2

 Investments, principally in
   affiliates                                   27.3             27.5

 Other assets and deferred charges              69.5             91.6

   Total assets                             $1,951.5         $2,038.3


                   CONDENSED BALANCE SHEETS - Continued
                           (Millions of Dollars)



                                           Sept. 30, 1994 Dec. 31, 1993
                                             (Unaudited)  (Derived from
                                                          Audited Financial
                                                          Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

 Current liabilities:
   Debt maturing within one year
     Ameritech                              $  190.1         $  237.8
     Other                                        .8               .9
   Accounts payable
     Ameritech and affiliates                   44.1             27.4
     Other                                      76.1            109.0
   Other current liabilities                    88.8             76.9
                                               399.9            452.0

 Long-term debt                                306.0            306.5

 Deferred credits and other long-term
 liabilities:
   Accumulated deferred income taxes           163.0            201.6
   Unamortized investment tax credits           37.7             42.9
   Postretirement benefits other than
     pensions                                  256.4            225.8
   Long-term payable to affiliate (ASI)
     for SFAS 106 adoption                       8.8              8.8
   Other                                       119.5            124.2
                                               585.4            603.3

 Shareowner's equity:
   Common shares, $20 per value per share,
     31,995,000 shares authorized;
     31,960,395 shares issued and
     outstanding                               639.2            639.2
   Proceeds in excess of par value              12.4             12.4
   Reinvested earnings                           8.6             24.9
                                               660.2            676.5

       Total liabilities and shareowner's
         equity                             $1,951.5         $2,038.3


See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Millions of Dollars)

                                               For the 9 Months Ended
                                           Sept. 30, 1994 Sept. 30, 1993
                                                   (Unaudited)
Cash flows from operating activities:
  Net income                                   $  68.3        $ 103.5
  Adjustments to net income:
     Restructuring charges, net of tax            47.1            -
     Depreciation and amortization               141.8          138.9
     Deferred income taxes, net                    1.6            4.4
     Investment tax credits, net                (  5.2)        (  6.7)
     Interest during construction               (   .4)        (   .3)
     Provision for uncollectibles                  9.4            8.0
     Increase in accounts receivable            (  2.8)        (  7.2)
     Increase in material and supplies          (  2.2)        (  3.0)
     Decrease in certain other current
       assets                                      5.5            3.8
     Decrease in accounts payable               ( 16.2)        (  2.7)
     Increase in accrued taxes                    18.2           10.9
     (Decrease) increase in certain other
       current liabilities                      ( 10.2)            .1
     Change in certain other noncurrent
       assets and liabilities                   ( 19.8)        ( 11.7)
     Other                                         -               .3

  Net cash from operating activities             235.1          238.3

Cash flows from investing activities:
  Capital expenditures, net                     (101.2)        (101.2)
  Proceeds (net of removal costs) from
    disposal of telecommunications plant        (   .2)           1.4
  Additional equity investments in ASI
    (affiliate)                                    -             (3.0)

  Net cash from investing activities            (101.4)        (102.8)

Cash flows from financing activities:
  Intercompany financing, net                   ( 47.7)        ( 61.3)
  Issuance of long-term debt                       -            145.6
  Retirements of long-term debt                 (   .8)        (120.5)
  Call premium on early retirement of
    long-term debt                                 -           (  5.1)
  Dividend payments                             ( 84.5)        ( 96.9)

  Net cash from financing activities            (133.0)        (138.2)
  Net increase (decrease) in cash                   .7         (  2.7)

Cash, beginning of period                          -              3.1
Cash, end of period                            $    .7        $    .4

See Notes to Condensed Financial Statements.
                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                            September 30, 1994

                           (Millions of Dollars)


Note 1:  WORK FORCE RESTRUCTURING

        On March 25, 1994, the Company's parent, Ameritech, announced plans to reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including 600 at the Company.
        Under terms of agreements between Ameritech, the Communication Workers of America ("CWA") and the International Brotherhood of Electrical Workers ("IBEW"), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of the Company's business units are offering financial incentives under terms of the current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

        The Company recorded a first quarter 1994 charge of $53.0 or $31.7 after-tax to reflect the cost of the restructuring. This charge reduced the Company's prepaid pension asset by $30.5 for pension enhancements and curtailment losses. The charge also included a curtailment loss of $13.1 related to Statement of Financial Accounting Standards ("SFAS") No. 106, "Employers' Accounting for Postretirement Benefits Other than Pensions," and an additional severance accrual of $9.4.

        Employee response to the pension enhancement program and other financial incentives being offered by the Company has exceeded the Company's initial expectations. As a result, the Company expects its existing nonmanagement work force to be reduced by 965 through next year instead of the 600 originally estimated in March.

        The Company recorded an additional charge in the third quarter of 1994 of $25.7 or $15.4 after-tax for the additional program participants and for revised participant demographics. The third quarter charge reflects settlement gains of $11.8 associated with lump sum pension payments made by the pension trust through September 30, 1994. This $25.7 charge reduced the Company's prepaid pension asset by $2.8 for pension enhancements and curtailment losses, net of the settlement gains. The charge also included a $15.8 curtailment loss related to SFAS No. 106 and an additional severance accrual of $7.1.

Note 2: LONG-TERM DEBT

        On November 8, 1993, the Company filed a registration statement with the Securities and Exchange Commission on Form S-3 to register $200.0 in debt securities. As of the date of this report, $200.0 is still available for debt issuance.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS
                           (Millions of Dollars)

The following is a discussion and analysis of the results of operations of the Company for the nine-month periods ended September 30, 1994 and 1993.

Results of the nine-month period ended September 30, 1994 are not necessarily indicative of results for the full year.

Revenues

Total operating revenues were $848.1 for the nine-month period ended September 30, 1994, and $836.9 for the nine-month period ended
September 30, 1993. The increase of $11.2 or 1.3 percent consisted of the following:

                                              Increase      %
                          1994      1993     (Decrease)   Change
Local service           $387.1    $364.7       $22.4       6.1%

Local service revenues increased $22.4 due to higher network usage which resulted in a $13.5 increase in local message revenues and monthly service revenues, a $7.3 increase due to implementation of extended community calling plans, and volume increases in directory assistance services resulting in a $2.1 increase in revenues. Customer lines increased 4.0% from 1,881,834 on September 30, 1993, to 1,957,358 on September 30, 1994.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Network access
   Interstate           $184.2    $176.0       $ 8.2       4.7%
   Intrastate           $ 61.7    $ 66.7       $(5.0)     (7.5%)

Interstate access charge revenues increased by $8.8 due to growth of customer lines and higher network usage. Additionally, revenues increased by $3.2 due to lower National Exchange Carrier Association ("NECA") transitional funding. These increases were partially offset by lower revenues of $3.8 due to rate reductions in switched and special access.

Minutes of use related to interstate calls for the nine-month period ended September 30, 1994, increased 6.2 percent.

Intrastate access revenues decreased $5.0 primarily due to a $7.3 decrease in switched access revenues caused by rate decreases, partially offset by volume-related increases in switched access revenues of $2.4.

Minutes of use related to intrastate calls for the nine-month period ended September 30, 1994, increased 7.6 percent.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Long distance           $141.1    $155.7      ($14.6)     (9.4%)

Long distance revenues decreased $14.6 due to a $19.9 decrease resulting from the implementation of extended community calling plans. This decrease was partially offset by increased revenue of $5.3 due to volume increases.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Miscellaneous revenues -
  net                    $74.0     $73.8        $0.2       0.3%

Miscellaneous revenues increased $0.2 due primarily to a $3.5 increase in Inside Wire revenues due to rate and volume increases and a $2.6 increase in Billing and Collections revenues. These increases were partially offset by a decrease of $3.3 in Rent Revenues, a $1.6 decrease in Other Miscellaneous Revenues and an increase in the provision for uncollectibles of $1.3 resulting from higher accounts receivable balances and higher realized uncollectibles.

Operating Expenses

Total operating expenses were $722.1 for the nine-month period ended September 30, 1994, and $648.5 for the nine-month period ended
September 30, 1993.  The increase of $73.6 consisted of the following:

                                              Increase      %
                          1994      1993     (Decrease)   Change
Employee-related expenses$186.5   $193.5       ($7.0)     (3.6%)

Employee-related expenses decreased $15.0 due to decreases in wages, salaries, and other employee expenses related to work force reductions. On September 30, 1994, the Company had 4,917 employees compared to 5,299 on September 30, 1993, a decrease of 382 employees. This decrease was partially offset by wage and salary increases of $7.0 and incentives and bonus increases of $2.7.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Depreciation and
  amortization          $141.8    $138.9        $2.9       2.1%

Depreciation and amortization increased $2.9 due to the amortization of a reserve deficiency authorized by the Public Service Commission of Wisconsin ("PSCW"). This increase was partially offset by reduced depreciation due to central office equipment retirements.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Other operating expenses$268.4    $269.0       ($0.6)     (0.2%)

The $0.6 decrease in other operating expenses resulted primarily from a $10.6 decrease in independent access charges. These decreases were partially offset by a $10.3 increase in affiliated company billings due to more functions being transferred to other affiliates.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Restructuring charges    $78.7   $  --         $78.7       N/A

As discussed more fully in Note 1, the Company's parent, Ameritech, announced on March 25, 1994 that it would reduce its existing nonmanagement work force by 6,000 employees by the end of 1995, including 600 at the Company. Reduction of the work force results from technological improvements, consolidations, and initiatives identified by management to balance its cost structure with emerging competition. The Company now expects its nonmanagement work force to be reduced by 965 employees through next year instead of the 600 originally estimated in March. A charge for 600 employees was recorded in the first quarter and an additional charge was recorded in the third quarter to reflect acceptance of the plan by a total of 965 employees.

This program resulted in a first quarter 1994 charge of $53.0 ($31.7 on an after-tax basis) and an additional charge of $25.7 ($15.4 on an after-tax basis) in the third quarter of 1994, for a total charge of $78.7 ($47.1 on an after-tax basis). The additional charge of $25.7 includes the effect of $11.8 in settlement gains associated with lump-sum pension payments through September 30, 1994.

The Company originally estimated that 600 employees were expected to leave under the program. The Company currently estimates that, including the additional 365 employees, approximately 833 will leave under the program in 1994 and 132 in 1995. These employee reductions by quarter are as follows:
114 (actual) in the second quarter of 1994, 207 (actual) in the third quarter of 1994, 512 (estimated) in the fourth quarter of 1994, 26 (estimated) in the first quarter of 1995, 63 (estimated) in the second quarter of 1995, and 43 (estimated) in the third quarter of 1995. As previously discussed in Note 1, the program has generated more employee requests to accept the incentives offered than originally planned, requiring revision to the expected number and timing of employees terminating employment. The Company is managing the departure of all employees to minimize disruption within its business and to its customers, while still accommodating the individual employee's acceptance of the program. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments totaling approximately $20.0) will be met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its employee-related costs by approximately $50,000 per departing employee on an annual basis. The projected savings will be partially offset by the hiring of new employees to accommodate growth and ensure high quality customer service, and to meet staffing requirements for new business opportunities.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Taxes other than income
  taxes                  $46.7     $47.1       ($0.4)     (0.9%)

The decrease in taxes other than income taxes resulted from lower gross receipts tax rates during the nine-month period ended September 30, 1994. This was offset by an increase in revenues.

Interest Expense, Other Expenses, and Income Tax Expense

                                              Increase      %
                          1994      1993     (Decrease)   Change
Interest expense         $21.4     $24.8       ($3.4)    (13.6%)

The decrease in interest expense is due to the retirements in 1993 of $300.0 in long-term debt bearing interest ranging from 8% to 8.75%. This debt was refinanced with short-term debt from Ameritech, which bears lower interest rates, and $150.0 of long-term debt bearing interest at 6.75%.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Other (income) expense   ($1.3)     $4.1        $5.4       N/A

The increase in other (income) expense is due to a charge for the early retirement of debt in September 1993, accounting for $4.9 of the increase. The increase is also due to 1994 interest income of $1.0 related to amended state sales tax returns for the years 1986 through 1990.

                                              Increase      %
                          1994      1993     (Decrease)   Change
Income tax expense       $37.6     $56.0      ($18.4)    (32.9%)

The decrease in income tax expense is due primarily to the restructuring charges of $78.7. Tax on these charges amounted to $31.6. Excluding the affect of the restructuring charges, income taxes increased in line with the increased earnings of the Company.

Other Information

Effects of Regulatory Accounting

The Company presently gives accounting recognition to the actions of regulators where appropriate, as prescribed by SFAS No. 71, "Accounting for the Effects of Certain Types of Regulation." Under SFAS No. 71, the Company records certain assets and liabilities because of actions of regulators. Further, amounts charged to operations for depreciation expense reflect estimated useful lives and methods prescribed by regulators rather than those that might otherwise apply to unregulated enterprises. The Company cannot presently quantify, without a complete historical assessment of its competitive and regulatory environments, what the financial statement impact would have been had depreciation expense been determined absent regulation.

In the event the Company determines that it no longer meets the criteria for following SFAS No. 71, the accounting impact to the Company would be an extraordinary noncash charge to operations of an amount which would be material. Criteria that give rise to the discontinuance of SFAS No. 71 include (1) increasing competition which restricts the Company's ability to establish prices to recover specific costs, and (2) a significant change in the manner in which rates are set by regulators from cost-based regulation to another form of regulation. The Company is currently reviewing these criteria in light of the changes in its regulatory environment and increasing competition discussed on the following page to ensure the continuing application of SFAS No. 71 is still appropriate.

State Regulatory Matters

Effective September 1, 1994, the Company adopted price regulation, replacing rate of return regulation, under 1993 Wisconsin Act 496. The Public Service Commission of Wisconsin ("PSCW") will no longer regulate the Company's overall earnings. Instead, prices will be overseen by the PSCW, with the Company having greater flexibility to adjust prices to meet competition and changing market conditions. Price changes resulting from this adoption are expected overall to save customers in excess of $30.0 annually. The Company is lowering the monthly rate for basic residential and small business access lines by $14.0 annually (as specifically required under the Act) and reducing the rates it charges long distance carriers to complete toll calls within the state by $21.0 annually, both effective September 1, 1994. Other changes affecting the charges for Directory Assistance, Custom Calling features, operator-assisted and Ameritech calling card calls were also made effective during October, 1994. A plan describing the Company's commitment to invest $700.0 in the state's telecommunications infrastructure during the next five years was filed with the PSCW on October 31, 1994.

On July 7, 1994, the PSCW issued an order in Phase III of its Investigation Into the Extent of Competition in the IntraLATA Toll Telecommunications Market and of the Level of Regulation for IntraLATA Toll Telecommunications Service. This order continues the trend of opening markets to competition by requiring all local exchange companies in Wisconsin, as a matter of general policy, to provide intraLATA 1+ dialing and presubscription as soon as possible. The order has been appealed by the Company.

Ratio of Earnings to Fixed Charges

The Company's Ratio of Earnings to Fixed Charges for the nine-month period ended September 30, was 5.36 in 1994 and 6.66 in 1993. The ratio in 1994 was adversely affected by charges of $78.7 for work force restructuring (see prior discussion of these charges). These charges will be primarily funded from the Ameritech Pension Plan. The Company believes its ratio in 1994 is not indicative of a significant change in its ability to service its debt.

                        PART II - OTHER INFORMATION
                           (Millions of Dollars)


Item 6.   Exhibits and Reports on Form 8-K

  (a) Exhibits

                (12) Computation of ratio of earnings to fixed charges for the nine-months ended September 30, 1994 and September 30, 1993.

                (27) Financial data schedule for the nine-months ended September 30, 1994.

  (b) Reports of Form 8-K

           No form 8-K was filed by the registrant during the quarter for which this report is filed.

                                SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.





                                    Wisconsin Bell, Inc.




Date  November 10, 1994              Richard H. Witte
                                     Richard H. Witte
                                     Vice President
                                     and Comptroller
                                     (Principal
                                     Financial
                                     Officer)

                                EXHIBIT 12
                           WISCONSIN BELL, INC.
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Millions of Dollars)

                                           For the 9 Months Ended
                                       Sept. 30, 1994 Sept. 30, 1993
  1. EARNINGS

     a)             Income before interest and
       income taxes                       $127.3        $184.3

     b)             Portion of rental expense
       representative of the
       interest factor (A)                   2.9           3.4
          Total 1(a) through 1(b)         $130.2        $187.7

  2. FIXED CHARGES

     a) Total interest expense
       including interest on capital
       lease obligations                  $ 21.4        $ 24.8

     b)Portion of rental expense
       representative of the
       interest factor (A)                   2.9           3.4
          Total 2(a) through 2(b)         $ 24.3        $ 28.2

  3. RATIO OF EARNINGS TO FIXED CHARGES     5.36          6.66

                          (A)The Company considers one-third of rental expense to be the amount representing interest.

                          (B)The results for the nine-months of 1994 reflect $78.7 in pre-tax charges for work force restructuring (see MD&A discussion of these charges). These charges will be funded primarily from the Ameritech Pension Plan.