Form 10-K
period 1994-12-31
WISCONSIN BELL INC
filed 1995-03-23
CIK 107844

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED) . . . .For the fiscal year ended December 31, 1994

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 1-6589

                              WISCONSIN BELL, INC.

A Wisconsin Corporation                                     I.R.S. Employer No.
                                                                 39-0716650

                               722 North Broadway
                           Milwaukee, Wisconsin 53202
                         Telephone Number 414-549-7102

Securities registered pursuant to Section 12(b) of the Act:

                          Thirty-Six Year 7-1/4% Debentures due February 1, 2007

Exchange on which registered:  New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None


         THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTIONS J(1)(a) AND (b) OF FORM 10-K AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION J(2).

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports, and (2) has been subject to such filing requirements for the past 90 days.

Yes      X       No

                               TABLE OF CONTENTS

                                     PART I


Item                                                                                                           Page
- ----                                                                                                           ----

         1.   Business  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        1
         2.   Properties  . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        8
         3.   Legal Proceedings   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        9
         4.   Submission of Matters to a Vote of Security Holders (Omitted pursuant to
                General Instruction J(2)).


                                                     PART II


         5.      Market for Registrant's Common Equity and Related
                   Stockholder Matters (Inapplicable)
         6.      Selected Financial and Operating Data  . . . . . . . . . . . . . . . . . . . . . . . . .       10
         7.      Management's Discussion and Analysis of Results of Operations
                 (Abbreviated pursuant to General Instruction J(2)  . . . . . . . . . . . . . . . . . . .       11
         8.      Financial Statements and Supplementary Data  . . . . . . . . . . . . . . . . . . . . . .       16
         9.      Changes in and Disagreements with Accountants on Accounting
                   and Financial Disclosure . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       31


                                                     PART III


         10.     Directors and Executive Officers of the Registrant (Omitted
                   pursuant to General Instruction J(2))
         11.     Executive Compensation (Omitted pursuant to General Instruction J(2))
         12.     Security Ownership of Certain Beneficial Owners
                   and Management (Omitted pursuant to General Instruction J(2))
         13.     Certain Relationships and Related Transactions (Omitted
                   pursuant to General Instruction J(2))



                                                     PART IV


         14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K . . . . . . . . . . . .       32



                                     PART I

Item 1.  Business.

The Company

         Wisconsin Bell, Inc. (Company), incorporated under the laws of the State of Wisconsin, has its principal office at 722 North Broadway, Milwaukee, Wisconsin 53202 (telephone number 414-549-7102). The Company is a wholly owned subsidiary of Ameritech Corporation (Ameritech), a Delaware Corporation. Ameritech is the parent of the Company; Illinois Bell Telephone Company; Indiana Bell Telephone Company, Incorporated; Michigan Bell Telephone Company and The Ohio Bell Telephone Company (referred to collectively as the "Ameritech landline telephone subsidiaries"), as well as several other communications businesses, and has its principal executive offices at 30 South Wacker Drive, Chicago, Illinois 60606 (telephone number 312-750-5000). The Company is managed by its sole shareowner rather than a Board of Directors as permitted by Wisconsin law.

         1994 was the first full year in which Ameritech operated its redesigned business within the framework of a customer-specific business unit strategy, delivering specialized services to various categories of customers, each with unique requirements. The functions of the business units, which include consumer, business, cellular, advertising and leasing services, as well as services provided to other companies in the telecommunications industry, overlap the legal entities, including the Company, which form the infrastructure of Ameritech. The products and services of all the business units are marketed under the "Ameritech" brand identity, but Ameritech's five landline telephone subsidiaries remain responsible within their respective service areas for providing phone and other telecommunications services, subject to regulation by the Federal Communications Commission (FCC) and the five respective state public utility commissions. The Company is regionally identified as Ameritech Wisconsin.

Operations Under Line-of-Business Restrictions

         The operations of the Company are subject to the requirements of a consent decree entitled "Modification of Final Judgment" (Consent Decree) approved by the United States District Court for the District of Columbia (Court) in August 1982. The Consent Decree arose out of antitrust litigation brought by the Department of Justice (DOJ) and required AT&T Corp. (AT&T), formerly named American Telephone and Telegraph Company, to divest itself of those assets relating to exchange telecommunications, exchange access functions, printed directories and cellular mobile communications. The Consent Decree, together with the Court approved Plan of Reorganization (Plan), outlined the method of divestiture and established restrictions on the post-divestiture activities of the seven regional holding companies (RHCs), including Ameritech, formed to receive AT&T's divested assets. Effective January 1, 1984, AT&T transferred to Ameritech its 100% ownership of the exchange telecommunications, exchange access and printed directory advertising portions of the Ameritech landline telephone subsidiaries, as well as a cellular mobile communications company.

         The Consent Decree, as originally approved, prohibited the RHCs from providing long-distance telecommunications services or information services, manufacturing telecommunications equipment, or providing any product or service, except exchange telecommunications and exchange access service, that is not a natural monopoly service actually regulated by tariff. The Consent Decree allowed the RHCs to provide printed directory advertising and to provide, but not manufacture, customer premises equipment.

         Over time, the Court granted waivers to the RHCs to engage in otherwise prohibited lines of business upon a showing to the Court that there was no substantial possibility that the company could use its monopoly power to impede competition in the market it sought to enter. In decisions handed down in September 1987 and March 1988, the Court continued prohibitions relating to equipment manufacture and long-distance services. The rulings allowed limited provision of information services by transmission of information and provision of information gateways, but excluded generation or manipulation of information content. In addition, the rulings eliminated the need for a waiver for entry into non-telephone related businesses. In July 1991, the Court lifted the information services ban, but stayed the effect of the decision pending outcome of the appeals process. Soon after, the stay was lifted on appeal and in July 1993, the U.S. Court of Appeals unanimously upheld the Court's order allowing the RHCs to produce and package information for sale across business and home phone lines. In November 1993, the U.S. Supreme Court declined to review the lower court ruling.

         In July 1994 four of the RHCs (Ameritech was not a participant) filed a motion in the Court to vacate the entire Consent Decree. The filing was supported by numerous affidavits from consultants to the companies which largely suggested that RHC entry into restricted markets would not impede competition in those markets, but actually spur competition and result in lower prices for consumers. After a brief review by the Court, the matter was referred to the DOJ which has taken comments from interested parties as part of an extensive fact finding effort. The DOJ's recommendation is expected in late 1995 or early 1996. Ameritech is pursuing its own unique strategy to enter new businesses. Ameritech's Customers First plan is discussed in the section on Competition.

         Several bills have been introduced in Congress which have called for the modification or elimination of restrictions set by the Consent Decree. It is impossible for the Company to predict either the probability of passage or the impact of any new legislation on the business.

         The Company furnishes a wide variety of advanced telecommunications services, including local exchange and toll service, network access and telecommunications products, in an operating area comprised of 4 Local Access and Transport Areas (LATAs) in Wisconsin. These LATAs are generally centered on a city or other identifiable community of interest, and each LATA marks the boundary within which the Company may provide telephone service. The Company provides two basic types of telecommunications services. First, it transports telecommunications traffic between a subscriber's equipment and the telephone exchange offices located within the same LATA (intraLATA service). These services include local exchange, private line and intraLATA toll services (including 800 and special services for data, radio and video transport). Second, it provides exchange access service, which links a subscriber's telephone or other equipment to the network of transmission facilities of long-distance carriers, which in turn provide telecommunications service between LATAs (interLATA, or long-distance, service).

         About 67% of the population and 14% of the area of Wisconsin is served by the Company. The remainder of the state is served by nonaffiliated telephone companies. La Crosse is the only city of over 50,000 population in the state in which local service is furnished by a nonaffiliated company.

         The Company provides billing and collection services for several companies, including billing for long-distance services offered by certain long-distance carriers. The Company also provides directory assistance, local and toll operator services, including collect calls, third number billing, person-to-person and calling card calls, and offers such digital network services as voice-mail, on-line database access and fax messaging, document sharing functions, and video-conferencing for desktop computers.

         The following table sets forth the number of access lines served by the Company at the end of each of the last five years:

                                           1994    1993     1992    1991     1990
                                           ----    ----     ----    ----     ----
Access lines in service (in thousands)    1,976   1,898    1,834   1,784   1,738
% increase over prior year                  4.1     3.5      2.8     2.6     3.2

         The Company has certain agreements with Ameritech Publishing, Inc.
(API), an Ameritech subsidiary, under which API publishes and distributes classified directories under a license from the Company and provides services to the Company relating to both classified and alphabetical directories. API pays license fees to the Company under the agreements. The Company has entered into a subsequent agreement with API for 1995 under which the Company will furnish to API certain services and data to be used by API in publishing and distributing classified and alphabetical directories. In exchange, the Company will receive a fixed fee, plus compensation for the services and data.

         Ameritech Services Inc. (ASI) is a company jointly owned by the Company and the other Ameritech landline telephone subsidiaries. ASI provides to those companies human resources, technical, marketing, regulatory planning, and real estate asset management services, purchasing and material management support, as well as labor contract bargaining oversight and coordination. ASI acts as a shared resource for the Ameritech subsidiaries providing operational support for the Ameritech landline telephone subsidiaries and integrated communications and information systems for all the business units.

         In 1994, about 91% of the total operating revenues of the Company were from telecommunications services and the remainder principally from billing and collection services, rents, directory advertising and other miscellaneous nonregulated operations. About 76% of the revenues from telecommunications services were attributable to intrastate operations.

         Regulatory Environment - Federal

         The Company is subject to the jurisdiction of the FCC with respect to interstate services. The FCC prescribes for communications companies a uniform system of accounts, rules for apportioning costs between regulated and nonregulated services and the principles and standard procedures (separations procedures) used to separate regulated property costs, revenues, expenses, taxes and reserves between those applicable to interstate services under the jurisdiction of the FCC and those applicable to intrastate services under the jurisdiction of the respective state regulatory authorities.

         Access Services

         The Company provides access services that allow long-distance carriers and other customers to originate and terminate interstate and intrastate telecommunications services using the facilities of the Company. These charges recover the Company's access-related costs allocated to the two jurisdictions under the FCC's jurisdictional cost allocation rules. Access charges are of four types: common line, switched access, trunking and special access. There are no common line charges applicable to intrastate operations.

         The common line portion of interstate costs is recovered through separate charges applied to end users (monthly end user common line charges) and the long-distance carriers. The FCC has authorized end user common line charges of up to $3.50 per access line per month for residential and single line business customers and up to $6.00 per access line per month for multiple line business customers.

         Effective January 1, 1994, rates for local transport services were restructured and a new trunking service category was created. Trunking services consist of two types: those associated with the local transport element of switched access and those associated with special access. Trunking services associated with switched access handle the transmission of traffic between a customer's premises and an Ameritech end office where local switching occurs. Trunking services associated with special access handle the transmission of telecommunications services between any two customer-designated premises or between a customer-designated premise and a Company end office where multiplexing, the transmission of two or more signals over a single channel, occurs. Special access charges are monthly charges assessed to customers for access to private line services.

         Effective January 1, 1991, the FCC adopted a new system for regulating the interstate rates of local exchange carriers, including the Company, establishing a price cap mechanism that sets maximum limits on the prices they can charge. The limits are adjusted each year to reflect inflation, a productivity factor and certain other cost changes. Local exchange carriers subject to price caps have increased flexibility to change the prices of existing services within certain groupings of interstate services. Local exchange carriers which operate under price caps are allowed to elect annually by April 1 a productivity offset factor of 3.3% or 4.3%. If the lower offset is chosen, such carriers will be allowed to earn up to a 12.25% overall rate of return without sharing. If such carriers earn between 12.25% and 16.25%, half of the earnings in this range will be flowed through to customers in the form of a lower price cap index in the following year. All earnings over 16.25% would be flowed through to customers. If such carriers elect a 4.3% productivity offset, all earnings below 13.25% may be retained, earnings up to 17.25% would be shared, and earnings over 17.25% would flow through to customers. Since price caps were implemented, Ameritech has chosen the 3.3% offset.

         In February 1994, the FCC initiated its review of price cap regulation. The FCC identified three broad sets of issues for examination including those related to the basic goals of price cap regulation, the operation of price caps and the transition to a fully competitive market. In the course of this proceeding, the Ameritech landline telephone subsidiaries have advocated the elimination of earnings sharing, increased pricing flexibility, and no change to the productivity factor.

         Other Matters

         In June 1994, the U.S. Court of Appeals for the District of Columbia overturned a 1992 FCC decision requiring local exchange carriers to provide space within their central office switching centers for physical collocation by competitive access providers, long-distance carriers and end users. The court also told the FCC to reconsider its requirement that local exchange carriers allow competitors to arrange virtual collocation, interconnection adjacent to but not in a central office. In light of this decision, Ameritech has re-examined its collocation policy and the Ameritech landline telephone subsidiaries are now offering virtual collocation.

Regulatory Environment - State

         The Company is also subject to regulation by the Public Service Commission of Wisconsin (PSCW) with respect to certain intrastate rates and services, issuance of securities and other matters. Ameritech's regulatory environment is recognized as one of the nation's most progressive and in 1994, it became the first regional company to replace rate of return regulation with pure price regulation throughout its region.

         In June 1994, the Wisconsin legislature passed a new telecommunications bill which establishes a pricing formula for regulated services, including residential and small business access lines, local calls and basic intraLATA calls. The formula considers inflation, service quality and infrastructure investment, plus a productivity offset. Prices for other services are not subject to PSCW approval and PSCW and customer notice requirements are relaxed. Depreciation rates will be set within a range of rates established by the PSCW. The Company filed tariffs to adopt price regulation effective September 1, 1994. The new bill calls for the Company to reduce basic residential and single-line business rates by 10% for a period of three years, after which time price increases will be controlled by the pricing formula established in the legislation. Prices were reduced by $35 million on an annualized basis - $14 million for residential and single-line business customers and $21 million for carrier access charges. An additional $10 million carrier access charge reduction will be phased in over the next two years. Under terms of the bill, Ameritech will spend at least $700 million on new equipment and technology over a five year period.

Other Matters

         In addition, the Company is a party to various proceedings pending before the PSCW which involve, among other things, terms and conditions of services provided by the Company, intraLATA dialing parity, terms for interconnecting networks, and reciprocal compensation arrangements (compensation to be exchanged with competitive local service providers for terminating other carriers' calls).

Competition

         General

         The telecommunications industry is undergoing significant changes. Local exchange and long-distance service companies, cable TV companies, cellular service companies, computer concerns and the entertainment and information services industries are converging, forming alliances and positioning to provide a variety of services. Regulatory, legislative and judicial decisions and technological advances, as well as heightened customer interest in advanced telecommunications services, have expanded the types of available communications services and products, as well as the number of companies offering such services. Market convergence, already a reality, is intensifying.

         Ameritech has positioned itself for success in the competitive market through a number of initiatives. Ameritech has aggressively promoted its Customers First plan, agreeing to open its network to all competitors in exchange for being allowed to enter the long-distance market. Such a trade-off is a core principle of legislation that was considered by Congress in 1994 and will be debated again in 1995. Ameritech has been successful in achieving more flexibility on profits and pricing in Wisconsin and throughout the region. New regulatory policies allow the Company to keep profits resulting from improved efficiency. Achieving price regulation in the region and recognizing increased competition, the Company and the other Ameritech landline telephone subsidiaries adopted accounting used by competitive companies, discontinuing the use of Statement of Financial Accounting Standards No. 71

(FAS 71), "Accounting for the Effects of Certain Types of Regulation," and increasing the Company's depreciation reserve to reflect lower values for assets in a competitive market. Internally, the Company has streamlined its processes, reduced staffing and cut other costs to make Ameritech the most efficient of the RHCs.

         Local Market

         New technologies have opened up competition in the local market. These technologies include coaxial cable used to deliver cable TV, fiber-optic cable used to upgrade the capacity of the current telephone network, and cellular telephone systems.

         AT&T and other long-distance companies are pursuing the Company's toll call business, promoting discounts to encourage customers to use their service instead of the Company's. Ameritech has responded with advertising to counter those initiatives.

         Providers of cellular services and personal communications services
(PCS) also constitute potential competition to the Company as well as to Ameritech's cellular services business unit. The FCC licenses two carriers in each cellular market area. In Wisconsin, BellSouth Enterprises provides cellular service in competition with Ameritech. In 1994, a number of companies allied to form expanded cellular networks. AT&T acquired McCaw Cellular Communications, Inc., the largest domestic cellular communications company, creating the possibility of a wireless network with nationwide presence and brand-name recognition. US West, Inc. (US West) and AirTouch Communications, Inc. (AirTouch) plan to merge their cellular operations, as do Bell Atlantic Corporation (Bell Atlantic) and NYNEX Corporation (NYNEX). The combined US West/AirTouch and Bell Atlantic/NYNEX entities subsequently allied their cellular networks and agreed to jointly bid for PCS licenses. In addition, Sprint Communications Co. formed a joint venture with cable companies Tele-Communications, Inc., Comcast Corp. and Cox Cable Communications, Inc. to offer alternative wireless and landline local telephone service.

         In March 1995, the FCC concluded its auction, which began in late 1994, of over 2,000 licenses for PCS. Various telecommunications groups, including almost all the nation's largest telephone and cable companies, competed for licenses to offer PCS in Ameritech's service region. At the conclusion of the PCS major trading area license auctions, the Sprint consortium and the US West/AirTouch/Bell Atlantic/NYNEX consortium were winners of PCS licenses in the Company's coverage area. The Company may also face additional competition from wireless technology that may be developed and introduced in the future.

         Though most wireless calls still need to interconnect with the existing wire-based telecommunications infrastructure, legislation permitting cable TV companies to enter the local voice communications market would provide a competing wireline infrastructure for cellular service providers. Alliances have been formed between certain RHCs and large cable concerns which are operating cable TV systems throughout the United States.

         In addition, the FCC has awarded licenses to several companies which hope to launch low earth orbit satellites that could be reached directly by a new generation of telephones, paging devices and fax machines.

         In this highly competitive era, the cable industry is consolidating in the hands of a few companies anxious to compete with the telephone companies as the two industries converge. In October 1994, a U.S. District Court in Illinois ruled in favor of Ameritech in the Company's challenge, filed in November 1993, to the video programming ban of the Cable Communications Policy Act of 1984. Ameritech initially filed motions in two federal courts questioning the constitutionality of provisions that bar companies from providing cable TV services and traditional video programming where they also provide local telephone service. The court's ruling applies throughout Ameritech's five state region. Ameritech was the fourth RHC to win the right to provide cable services.

Regulatory Relief Strategy

         Customers First: Ameritech's Advanced Universal Access Plan

         Regulatory reform continues to be one of the most significant issues facing the telecommunications industry today. Ameritech believes that relief from regulation will benefit customers and ultimately shareowners by enabling the industry to compete effectively and meet customers' expanding needs. To that end, Ameritech has offered its Customers First plan.

         Barred from offering long-distance service by the Consent Decree, in October 1994 Ameritech took another step in its efforts to provide a full range of communications services by requesting Illinois Commerce Commission certification to offer long-distance services throughout Illinois. In its filing with the ICC, Ameritech requested permission to offer long-distance service using its own network facilities or network capacity obtained from other sources. Ameritech intends to offer a broad range of long-distance services, from consumer short- and long-haul long-distance, to 800 service and special high-capacity services used by large businesses.

         In March 1993, Ameritech unveiled its Customers First plan, becoming the first company in the U.S. communications industry to voluntarily offer to open its local network to competitors. In the plan, filed with the FCC and the ICC, Ameritech proposed to change the way local telecommunications services are provided and regulated and to furnish a policy framework for advanced universal access to modern telecommunications services -- voice, data and video information. Ameritech wants to facilitate competition in the local exchange business by allowing other service providers to purchase components of its network and to repackage them with their own services for resale. Ameritech believes this action is a predicate to entry into a currently prohibited business - long-distance service. In addition, Ameritech has asked for modifications to the current price cap rules and FCC approval to collect, in a competitively neutral manner, the social subsidies currently embedded in the rates the landline telephone companies charge long-distance carriers for network access. Under the plan, customers would be able to choose from competitive providers for local service as they now can choose a provider for long-distance service.

         Ameritech currently is awaiting authorization from the DOJ and the U.S. District Court in Washington D.C. to proceed with a trial in certain areas of the Ameritech region under which it would provide both local and long-distance services, demonstrating conclusively the substantial customer and economic benefits of full competition. In January 1995, ICC hearing examiners issued a proposed order concerning implementation of the plan in the Chicago area, which Ameritech largely endorsed. To speed the DOJ's recommendation and the court's decision concerning Ameritech's entry into the long-distance market, Ameritech agreed to open its local phone network to competition without tying this agreement to its request to provide long-distance service.
Ameritech is awaiting the ICC's final order.

Ameritech's Video Dial Tone Network

         In December 1994, the FCC approved Ameritech's request to begin building a state-of-the-art digital video network capable of delivering multicast and interactive services to 6 million customers by the year 2001. Ameritech plans to spend $4.4 billion over the next 15 years to build the new network, which will be separate from the Ameritech landline telephone subsidiaries' local communications network. A computer network, fiber-optic and coaxial cable will be used to connect the homes, businesses, libraries and schools in the service territory.

         In phase I of the video network project, Ameritech plans to offer service to about 1.2 million potential customers by the end of 1996 in 134 communities in its Midwest region. The network could be expanded to approximately 1 million additional potential customers in each of the next five years. Construction is expected to begin as soon as Ameritech secures permits from the local communities.

         Ameritech will be only one of many users of the broadband network. A multitude of competing video information providers, businesses, institutions, long-distance carriers and video telephony customers will also have access to the technology. Under the FCC's action, Ameritech will act as a common carrier, transmitting programs from all sources willing to pay a transmission fee. Some of these programs could be supplied by ventures in which Ameritech has a financial interest. Although Federal regulations prevent Ameritech from providing its own programming, Ameritech is pursuing alliances and partnerships that will position it as a key participant in the emerging era of interactive video experiences, exploring a variety of services with many different suppliers of traditional cable TV offerings, video-on-demand, home health care, interactive educational courses, distance learning, interactive games and shopping and other entertainment and information services.

Patents, Trademarks and Licenses

         The Company, through its parent company, has rights to use various patents, copyrights and trademarks and other intellectual property which are necessary for it to conduct its present business operations. It is not anticipated that any of such property will be subject to expiration or nonrenewal of rights which would materially and adversely affect the Company.

Employee Relations

         As of December 31, 1994, the Company employed 4,651 persons, a decrease from 5,137 at December 31, 1993. Work force restructuring at the Company reduced staffing by approximately 1,031 employees.

         In late 1994, Ameritech updated its estimate of the results of the early retirement offer it made to its nonmanagement employees earlier in the year, bringing the total number of expected employee retirements and resignations to 11,500 by August 1995, including 1,092 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech pension plan by adding three years to the age and the net credited service of eligible nonmanagement employees who will leave the business during a designated period ending in 1995. As of December 31, 1994, approximately 914 employees had left the Company under this program. In addition, 117 management employees left the payroll as a result of an involuntary work force reduction program. Reduction of the work force reflects recognition of technological improvements, consolidations and initiatives to balance cost structure with emerging competition.

         Approximately 75% of the Company's employees are represented by the CWA which is affiliated with the AFL-CIO. When current contracts with the IBEW and CWA expire in June and August 1995, respectively, new contracts will be negotiated regionally.

Item 2.  Properties.

         The properties of the Company do not lend themselves to description by character and location of principal units. At December 31, 1994, the Company's investment in property, plant and equipment consisted of the following:

         Land and buildings . . . . . . .  13%
         Central office equipment . . . .  35
         Cable, wiring and conduit  . . .  44
         Other  . . . . . . . . . . . . .   7
         Under construction . . . . . . .   1
                                          ---
                                          100%

         Central office equipment includes analog and digital switching equipment, transmission equipment and related facilities. Buildings includes principally central offices. Cable, wiring and conduit constitute outside plant, and includes poles as well as cable, conduit and wiring primarily on or under public roads, highways or streets or on or under private property. Substantially all of the installations of central office equipment and administrative offices are located in buildings owned by the Company and situated on property it owns. Many garages and business offices and some installations of central office equipment and administrative offices are in leased quarters.

         As a result of an extensive review of Company assets and an assessment of future needs, the Company is selling, or will no longer use in the business, certain real estate, thereby reducing costs and improving asset utilization.

Capital Investment Plans

         Capital expenditures, the single largest use of Company funds, were as follows for the last five years (in millions):

         1990 . . . . . . $155
         1991 . . . . . .  164
         1992 . . . . . .  174
         1993 . . . . . .  147
         1994 . . . . . .  145

         The Company has been making and expects to continue to make large capital expenditures to respond to the market's demand for a modern, efficient and productive network. The total investment in property, plant and equipment increased from about $2.5 billion at December 31, 1989, to about $2.7 billion at December 31, 1994, after giving effect to retirements but before deducting accumulated depreciation at either date.

         Capital expenditures are expected to be about $162 million in 1995, including capital expenditures related to the Company's portion of Ameritech's video network upgrade program.

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

         With respect to such liabilities, under agreements entered into at divestiture, AT&T and the former Bell operating companies of AT&T (Bell Companies) will share the costs of any judgment or other determination of liability entered by a court or administrative agency, the costs of defending the claim (including attorneys' fees and court costs) and the cost of interest or penalties with respect to any such judgment or determination. Except to the extent that affected parties may otherwise agree, the general rule is that responsibility for such contingent liabilities will be divided among AT&T and the Bell Companies on the basis of their relative net investment (defined as total assets less reserves for depreciation) as of the effective date of divestiture. Different allocation rules apply to liabilities which relate exclusively to pre-divestiture interstate or intrastate operations. Effective in 1994, Ameritech and the other six RHCs agreed to discontinue sharing of new pre-divestiture claims and certain existing claims other than claims relating to environmental matters. AT&T is not a party to the agreement.

         Although complete assurance cannot be given as to the outcome of any litigation, in the opinion of the Company's management any monetary liability or financial impact to which the Company would be subject after final adjudication of all of the foregoing actions would not be material in amount to the Company.

                                    PART II

Item 6.  Selected Financial and Operating Data.

                              WISCONSIN BELL, INC.
                     Selected Financial and Operating Data
                             (Dollars in Millions)

                                      1994            1993             1992            1991              1990
                                     ------          ------           ------          ------            ------
Revenues
   Local service                  $   516.6        $   487.7        $   474.9        $   470.9         $   476.2
   Interstate network access          245.8            239.1            224.6            221.0             218.9
   Intrastate network access           77.5             88.6             93.3             84.7              72.5
   Long-distance                      184.7            206.8            200.4            197.8             192.8
   Other                              105.2            110.5            106.2            107.9             105.2
                                  ---------        ---------        ---------        ---------         ---------
   Total                            1,129.8          1,132.7          1,099.4          1,082.3           1,065.6
Operating expenses *                  938.7            877.7            877.9            874.7             853.5
                                  ---------        ---------        ---------        ---------         ---------
Operating income                      191.1            255.0            221.5            207.6             212.1
Interest expense                       28.5             31.6             41.6             43.3              40.8
Other (income) expense, net            (2.2)            11.1              6.6             (1.3)              1.4
Income taxes                           57.5             74.3             56.0             56.8              55.9
                                  ---------        ---------        ---------        ---------         ---------

Income before extraordinary
  item and cumulative effect
  of change in accounting
  principles                          107.3            138.0            117.3            108.8             114.0

Extraordinary item and
  cumulative effect of
  change in accounting
  principles **                      (240.4)            -              (151.8)           -                  -
                                  ---------        ---------        ---------        ---------         ---------

Net income (loss)                 $  (133.1)       $   138.0        $   (34.5)       $   108.8         $   114.0
                                  =========        =========        =========        =========         =========

Total assets                      $ 1,577.9        $ 2,038.3        $ 2,043.4        $ 2,047.6         $ 2,056.0
                                  =========        =========        =========        =========         =========


Property, plant and
  equipment, net                  $ 1,185.8        $ 1,658.2        $ 1,700.2        $ 1,710.9         $ 1,722.6
Capital expenditures-net          $   144.7        $   147.4        $   174.4        $   164.3         $   155.1
Long-term debt                    $   305.9        $   306.5        $   379.0        $   476.2         $   506.8
Debt ratio                             51.6%            44.6%            44.9%            40.0%             39.2%
Return on average equity              (20.9)%           20.9%            (5.2)%           13.2%             14.1%
Return on average total capital        (8.7)%           13.8%             0.4%            10.5%             11.0%
Pretax interest coverage                6.6              7.4              5.4              5.3               5.4
Customer lines-at end of
   year (000's)                       1,976            1,898            1,834            1,784             1,738
Customer lines served by-
   Digital electronic offices          76.6%            64.3%            49.0%            32.6%             28.3%
   Analog electronic offices           23.4%            35.7%            51.0%            67.4%             71.7%
Customer lines per employee             425              369              324              292               260
Local calls per year (millions)       5,921            5,761            5,351            5,412             5,017
Calls per customer line               2,996            3,035            2,918            3,034             2,887
Employees-at end of year              4,651            5,137            5,659            6,106             6,690

* As discussed in Note E to the financial statements, 1994 operating expenses include a nonmanagement work force restructuring charge of $71.8.
** As discussed in Note B, the Company had an extraordinary charge in 1994 of $240.4 for the discontinuance of FAS 71. As discussed in Note E, the Company had accounting changes in 1992 for FAS 106 and FAS 112 aggregating $151.8.

Item 7. Management's Discussion and Analysis of Results of Operations. (Dollars in Millions)

Following is a discussion and analysis of the results of operations of the Company for the year ended December 31, 1994 and for the year ended
December 31, 1993, which is based on the Statements of Income and Reinvested Earnings (Deficit). Other pertinent data are also given in the Selected Financial and Operating Data. The discontinuation of certain regulated accounting practices in 1994 resulted in a net loss in 1994.

Results of Operations

Revenues

Total operating revenues were $1,129.8 for 1994 and $1,132.7 for 1993. The decrease of $2.9 or 0.3% consisted of the following:

                                           Increase         Percent
                          1994    1993     (Decrease)       Change
                          ----    ----     ----------       -------
Local service . . . . .   $516.6  $487.7   $28.9             5.9

Local service revenues include basic monthly service fees and usage charges, fees for custom-calling features, public phone revenues and installation and connection charges. Local service rates have generally been regulated by the Public Service Commission of Wisconsin (PSCW). Through legislation in Wisconsin, price regulation of intrastate services was achieved in 1994. In exchange for certain regulatory freedoms, the Company agreed to certain rate reductions and moratoriums on price increases for three years. Rate reductions will affect 1995 revenues by about $10.7. All intrastate limits on earnings have been removed.

Higher network usage increased local service revenues by $21.8 during 1994. The increase in calling volumes principally resulted from 4.1% growth in the number of access lines, which increased to 1,976,000 from 1,898,000 the previous year, fueled by second line additions as well as greater sales of custom calling features. An increase of $11.2 was due to the new Extended Community Calling plan (ECC) which expanded local calling areas and reduced long-distance usage. These increases were partially offset by net rate reductions of $4.1.

                                            Increase        Percent
                          1994    1993     (Decrease)       Change
                          ----    ----     ----------       -------
Network access
  Interstate . . . . . .  $245.8  $239.1   $   6.7             2.8
  Intrastate . . . . . .    77.5    88.6     (11.1)          (12.5)

Network access revenues are fees charged to interexchange carriers, such as AT&T and MCI, that use the local telecommunications network to provide long-distance services to their customers. In addition, end users pay flat rate access fees to connect to the local network to obtain long-distance service.

Interstate network access revenues increased $6.7 in 1994 due primarily to higher network usage which resulted in additional revenues of $10.3, as well as reductions in National Exchange Carrier Association (NECA) support payments of $4.6. These increases were partially offset by rate reductions of $8.2.
Minutes of use related to interstate calls increased by 6.2%.

Intrastate network access revenues decreased $11.1 in 1994. This decrease was primarily attributable to net rate reductions of $15.1, partially offset by increased revenues of $4.1 primarily attributable to higher network usage. Minutes of use related to intrastate calls increased by 7.0%. Additionally, a rate reduction agreed on by the Company in exchange for regulatory freedoms gained through 1994 legislation will reduce 1995 access revenues by $17.2.

                                                                Increase        Percent
                                           1994    1993     (Decrease)       Change
                                           ----    ----     ----------       -------
Long-distance . . . . . . . . . . . . . .  $184.7  $206.8   $(22.1)          (10.7)

Long-distance revenues result when a customer makes a call to a location outside of the local calling area but within the same service area. The decrease in long-distance revenues in 1994 was impacted by the new ECC plan (previously discussed) which classified certain long-distance usage to lower-priced local service usage. The ECC plan effectively lowered long-distance revenues by $31.0. Partially offsetting this decrease were increased revenues of $8.8 resulting from increases in long-distance network usage.

                                                              Increase        Percent
                                           1994    1993     (Decrease)       Change
                                           ----    ----     ----------       -------
Other . . . . . . . . . . . . . . . . . .  $105.2  $110.5   $(5.3)           (4.8)

Other revenues are derived from telephone directories, billing and collection services, inside wire installation and maintenance services and other miscellaneous services.

Contributing to the decrease was a change in methodology in the way the Company accounts for intercompany rent revenues. In 1994, intercompany rent revenues of $6.4 were reflected as credits to expense whereas in 1993, such revenues were included in other revenues. Also attributing to the decrease is a reduction in nonaffiliated rent revenue of $4.7. Partially offsetting these decreases were increases related to billing and collection services of $2.2 and growth attributed to inside wire installation and maintenance services of $4.3.

As a result of the new agreement with Ameritech Publishing, Inc. (API), 1995 directory revenues are expected to decrease by approximately $25.0 at the Company.

Operating Expenses

Total operating expenses in 1994 increased $61.0 or 6.9% from 1993. This increase was primarily attributable to restructuring charges of $71.8 in 1994, as well as increases in advertising expenses and professional services.

                                                             Increase        Percent
                                           1994    1993     (Decrease)       Change
                                           ----    ----     ----------       -------
Employee-related expenses . . . . . . . .  $243.9  $255.8   $(11.9)          (4.7)

The decrease in employee-related expenses in 1994 was primarily attributable to the effects of work force reductions over the past year and increased pension credits of $7.7. Partially offsetting the decreases were the effects of higher wage rates, increased overtime payments, higher incentive accrual and postretirement expense.

There were 4,651 employees at December 31, 1994 compared to 5,137 at December 31, 1993. Work force restructuring at the Company resulted in a decline of 1,031 management and non-management employees.

                                                             Increase        Percent
                                           1994    1993     (Decrease)       Change
                                           ----    ----     ----------       -------
Depreciation and amortization . . . . . .  $185.8  $186.1   $(0.3)           (0.2)

The decrease in depreciation and amortization expense in 1994 resulted from reduced depreciation primarily due to retirements of central office equipment and the discontinuance of the application of FAS 71. Partially offsetting these decreases was an increase of $5.0 due to the amortization of a reserve deficiency previously authorized by the PSCW.

                                                    Increase      Percent
                                  1994     1993    (Decrease)     Change
                                  ----     ----    ----------     -------
Other operating expenses . . . .  $376.1   $373.0    $3.1            0.8

The increase in other operating expenses in 1994 was primarily attributable to increases in professional services, uncollectibles, and advertising costs. Partially offsetting these increases were decreases due to lower access charges and a net credit from the management separation program.

                                                    Increase      Percent
                                  1994     1993    (Decrease)     Change
                                  ----     ----    ----------     -------
Restructuring charges . . . . .   $71.8    $    -     $71.8           n/a

As discussed more fully in Note E to the financial statements, Ameritech announced on March 25, 1994 that it intended to reduce its existing nonmanagement work force by 6,000 employees by the end of 1995. Reduction of the work force results from technological improvements, consolidations and initiatives identified by management to balance its cost structure with emerging competition. Ameritech now expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March, including 1,092 at the Company. Charges related to the original 6,000 employees (600 at the Company) were recorded in the first quarter, and additional charges, net of settlement gains, were recorded in the third and fourth quarters to reflect acceptance of the plan by the additional employees. After recording offsetting noncash settlement gains of $32.6 associated with lump-sum pension payments through December 31, 1994, total restructuring charges recorded at the Company in 1994 were $71.8. Additional settlement gains (estimated at $29.0) are anticipated in the future.

                                  Gross
                                 Program  Settlement    Net Program Cost
Quarter                           Cost      Gains    Pretax       After-tax
- -------                          -------  --------   ------       ---------
First . . . . . . . . . . . . .  $  53.0   $   --    $53.0          $31.7
Second. . . . . . . . . . . . .       --       --       --             --
Third . . . . . . . . . . . . .     37.4    (11.8)    25.6           15.4
Fourth. . . . . . . . . . . . .     14.0    (20.8)    (6.8)          (4.2)
                                  ------    ------    -----         -----
  Totals                          $104.4   $(32.6)   $71.8          $42.9
                                  ======    ======   =====          =====

Actual employee reductions by quarter in 1994 were: 114 in the second quarter, 207 in the third quarter and 593 in the fourth quarter. Estimates for 1995 are 16 in the first quarter, 89 in the second quarter and 73 in the third quarter. Cash requirements of the Company to fund the financial incentives (principally contractual termination payments totaling approximately $21.3) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid to employees in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

The Company believes this program will reduce its annual employee-related costs by approximately $50 thousand per departing employee. The projected savings will be partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.

                                                     Increase     Percent
                                 1994      1993     (Decrease)    Change
                                 ----      ----     ----------    -------
Taxes other than income taxes . .$61.1     $62.8     $(1.7)         (2.7)

The decrease in taxes other than income taxes was primarily attributable to decreases of $0.9 in gross receipts tax rates.

Other Income and Expenses

                                           Increase      Percent
                          1994    1993    (Decrease)     Change
                          ----    ----    ----------     -------
Interest expense . . . .  $28.5   $31.6    $(3.1)         (9.8)

The decrease in interest expense during 1994 was due primarily to the retirement of certain long-term debt in 1993. This retired debt was refinanced in part at lower long-term interest rates and by instruments with lower short-term interest rates as compared to the original called debt. Also contributing to the decrease were decreased short-term borrowings from Ameritech.

                                           Increase      Percent
                          1994    1993    (Decrease)     Change
                          ----    ----    ----------     -------
Other (income) expense,
   net . . . . . . . . .  $(2.2)  $11.1    $(13.3)        n/a

Other (income) expense, net includes earnings related to the Company's investments (when the equity method of accounting is followed), interest income and other nonoperating items.

Other (income) expense decreased in 1994 as a result of a Sprint sales tax refund of $1.1 from a settlement from the state of Wisconsin. Additionally, 1993 results included $9.0 in costs (call premiums and unamortized deferred costs) incurred in connection with the early extinguishment of debt.

                                           Increase      Percent
                          1994    1993    (Decrease)     Change
                          ----    ----    ----------     -------
Income taxes . . . . . .  $57.5   $74.3    $(16.8)        (22.6)

The decrease in income taxes in 1994 was due primarily to lower pretax income as a result of work force restructuring charges of $71.8 ($42.9 after-tax).

Extraordinary Item - FAS 71

As described in Note B to the financial statements, the Company has discontinued applying Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation." Ameritech determined in the fourth quarter of 1994 that it no longer met the criteria for following FAS 71. The factors that gave rise to this decision were changes in the manner in which the Company is regulated and the heightened competitive environment. The accounting impact to the Company was an extraordinary noncash after-tax charge of $240.4.

As a result of the discontinuation of applying FAS 71, the Company expects 1995 depreciation expense to decrease due to a lower net plant base. Depreciation expense in 1996 and beyond will likely be higher as the effects of shorter lives intensifies at the Company.

Certain additional financial statement impacts occur as a result of no longer following FAS 71. Specifically, future effective income tax rates are expected to increase as a result of the elimination of excess deferred tax balances previously amortized as a reduction to tax expense over the lives of the related assets. In addition, business transactions will be recorded following their economic substance, and regulatory assets and liabilities pursuant to FAS 71 will no longer be recognized. The Company also made certain retroactive reclassifications to its statements of income to conform to the presentation of unregulated enterprises. Specifically, the provision for uncollectibles previously shown as a reduction in other revenues, has been reclassified to other operating expenses. Further, interest during construction, previously a component of other income, has been reclassified to reduce interest expense. These changes had no impact on net income. Determination of future uncollectibles and capitalized interest expense is not expected to change materially.

Although Company recorded assets and net equity were substantially reduced as a result of the discontinuance of application of FAS 71, no material impact on future cash flows is anticipated. Further, income taxes, a major expense of the Company, will be payable by the Company following the same schedule and amounts as before. The rating agencies that report on the Company reviewed the

Company's assessment that no material future cash flow impact results from discontinuance of FAS 71 and reaffirmed their credit ratings.

Changes in Accounting Principles

The Company changed its accounting for income taxes effective January 1, 1993, as required by FAS 109, "Accounting for Income Taxes." The impact of adoption on the Company's financial statements was not significant.

As more fully discussed in Note E to the Company's financial statements, effective January 1, 1992, the Company adopted FAS 106, "Employers' Accounting for Postretirement Benefits Other Than Pensions," and FAS 112, "Employers' Accounting for Postemployment Benefits." As a result of implementing these standards the Company recorded an after-tax noncash charge of approximately $151.8 in 1992. This charge caused the Company to have a loss in 1992.

Significant Balance Sheet Changes

Certain amounts shown on the Company's 1994 balance sheet are substantially different from a year ago due to the following. First, the effects from the discontinuance of FAS 71 (all noncash) resulted in lower equity, net plant, deferred income taxes, and regulated assets and liabilities, all of which are detailed in Note B to the Company's financial statements. Secondly, the net effects of the nonmanagement work force reduction increased the Company's FAS 106 obligation by $34.4.

Other Matters

In 1994, the Company replaced rate of return regulation with price regulation. See Regulatory Environment - State in Part I.

Item 8.  Financial Statements and Supplementary Data.

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS


To the Shareowner of Wisconsin Bell, Inc.

   We have audited the accompanying balance sheets of Wisconsin Bell, Inc. (a Wisconsin Corporation) as of December 31, 1994 and 1993, and the related statements of income and reinvested earnings (deficit) and cash flows for each of the three years in the period ended December 31, 1994. These financial statements and the schedule referred to below are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and this schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Wisconsin Bell, Inc. as of December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.

   As discussed in Note B to the financial statements, the Company discontinued applying the provisions of Statement of Financial Accounting Standards No. 71, "Accounting for the Effects of Certain Types of Regulation," in 1994. As discussed in Note E, the Company changed its method of accounting for certain postretirement and postemployment benefits in 1992.

   Our audits are made for the purpose of forming an opinion on the basic financial statements taken as a whole. The financial statement schedule included in Item 14(a)(2) is presented for purposes of complying with the Securities and Exchange Commission's rules and is not a required part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.


                                                             ARTHUR ANDERSEN LLP


Milwaukee, Wisconsin
February 3, 1995

                              WISCONSIN BELL, INC.
             STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                             (Dollars in Millions)


                                                                Year Ended December 31,
                                                            1994          1993          1992
                                                            ----          ----          ----
REVENUES . . . . . . . . . . . . . . . . . . . . . . .    $1,129.8      $1,132.7       $1,099.4
                                                         ---------      --------       --------
OPERATING EXPENSES
   Employee-related expenses . . . . . . . . . . . . .       243.9         255.8          260.7
   Depreciation and amortization . . . . . . . . . . .       185.8         186.1          186.4
   Other operating expenses. . . . . . . . . . . . . .       376.1         373.0          369.1
   Restructuring charges . . . . . . . . . . . . . . .        71.8           -              -
   Taxes other than income taxes . . . . . . . . . . .        61.1          62.8           61.7
                                                         ---------      --------       --------
                                                             938.7         877.7          877.9
                                                         ---------      --------       --------
OPERATING INCOME . . . . . . . . . . . . . . . . . . .       191.1         255.0          221.5
Interest expense . . . . . . . . . . . . . . . . . . .        28.5          31.6           41.6
Other (income) expense, net. . . . . . . . . . . . . .        (2.2)         11.1            6.6
                                                         ---------      --------       --------
Income before income taxes, extraordinary
  item and cumulative effect of change in
  accounting principles. . . . . . . . . . . . . . . .       164.8         212.3          173.3
Income taxes . . . . . . . . . . . . . . . . . . . . .        57.5          74.3           56.0
                                                         ---------      --------       --------
Income before extraordinary item and
  cumulative effect of change in
  accounting principles. . . . . . . . . . . . . . . .       107.3         138.0          117.3
Extraordinary item . . . . . . . . . . . . . . . . . .      (240.4)          -              -
Cumulative effect of change in
  accounting principles. . . . . . . . . . . . . . . .         -             -           (151.8)
                                                         ---------      --------       --------
NET INCOME (LOSS). . . . . . . . . . . . . . . . . . .      (133.1)        138.0          (34.5)

REINVESTED EARNINGS, BEGINNING OF YEAR . . . . . . . .        24.9          11.9          171.6
LESS, DIVIDENDS. . . . . . . . . . . . . . . . . . . .        87.3         125.0          125.2
                                                         ---------      --------       --------
REINVESTED EARNINGS (DEFICIT), END OF YEAR . . . . . .   $  (195.5)     $   24.9       $   11.9
                                                         =========      ========       ========



The accompanying notes are an integral part of the financial statements.

                              WISCONSIN BELL, INC.
                                 BALANCE SHEETS
                             (Dollars in Millions)

                                                                                 As Of December 31,
                                                                              1994               1993
                                                                              ----               ----
ASSETS
Current assets
   Cash and temporary cash investments . . . . . . . . . . . . . . . . .     $     -           $     -
   Receivables, net
     Customers and agents (less allowance for
     uncollectibles of $11.5 and $9.2, respectively) . . . . . . . . . .        201.0              179.0
     Ameritech and affiliates. . . . . . . . . . . . . . . . . . . . . .          5.4               31.2
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          9.9               12.6
   Material and supplies . . . . . . . . . . . . . . . . . . . . . . . .          3.9                6.4
   Prepaid and other . . . . . . . . . . . . . . . . . . . . . . . . . .         89.7               31.8
                                                                             --------          ---------
                                                                                309.9              261.0
                                                                             --------          ---------
Property, plant and equipment
   In service. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      2,690.7            2,699.4
   Under construction. . . . . . . . . . . . . . . . . . . . . . . . . .         35.1               25.0
                                                                             --------          ---------
                                                                              2,725.8            2,724.4
                                                                             --------          ---------
   Less, accumulated depreciation. . . . . . . . . . . . . . . . . . . .      1,540.0            1,066.2
                                                                             --------          ---------
                                                                              1,185.8            1,658.2
                                                                             --------          ---------

Investments, principally in affiliates . . . . . . . . . . . . . . . . .         28.5               27.5
Other assets and deferred charges. . . . . . . . . . . . . . . . . . . .         53.7               91.6
                                                                             --------          ---------

TOTAL ASSETS . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $1,577.9          $ 2,038.3
                                                                             ========          =========

LIABILITIES AND SHAREOWNER'S EQUITY
Current liabilities
   Debt maturing within one year
     Ameritech . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     $  180.2          $   237.8
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .          0.7                0.9
   Accounts payable
     Ameritech and other affiliates. . . . . . . . . . . . . . . . . . .         16.2                8.9
     Ameritech Services, Inc.  . . . . . . . . . . . . . . . . . . . . .         46.5               18.5
     Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         75.6              109.0
   Other current liabilities . . . . . . . . . . . . . . . . . . . . . .         88.0               76.9
                                                                             --------          ---------
                                                                                407.2              452.0
                                                                             --------          ---------

Long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .        305.9              306.5
                                                                             --------          ---------
Deferred credits and other long-term liabilities
   Accumulated deferred income taxes . . . . . . . . . . . . . . . . . .         69.2              201.6
   Unamortized investment tax credits. . . . . . . . . . . . . . . . . .         31.7               42.9
   Postretirement benefits other than pensions . . . . . . . . . . . . .        261.1              225.8
   Long-term payable to Ameritech Services, Inc.   . . . . . . . . . . .          8.8                8.8
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .         37.9              124.2
                                                                             --------          ---------
                                                                                408.7              603.3
                                                                             --------          ---------

Shareowner's equity
   Common stock ($20 par value; 31,995,000 shares
     authorized; 31,960,395 issued and outstanding). . . . . . . . . . .        639.2              639.2
   Proceeds in excess of par value . . . . . . . . . . . . . . . . . . .         12.4               12.4
   Reinvested earnings (deficit) . . . . . . . . . . . . . . . . . . . .       (195.5)              24.9
                                                                             --------          ---------
                                                                                456.1              676.5

TOTAL LIABILITIES AND SHAREOWNER'S EQUITY. . . . . . . . . . . . . . . .     $1,577.9          $ 2,038.3
                                                                             ========          =========

The accompanying notes are an integral part of the financial statements.

                              WISCONSIN BELL, INC.
                            STATEMENTS OF CASH FLOWS
                             (Dollars in Millions)


                                                                                               Year Ended December 31,
                                                                                           1994            1993      1992
                                                                                           ----            ----      ----
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss) . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $ (133.1)        $138.0    $ (34.5)
   Adjustments to net income (loss):
   Extraordinary item, net of tax. . . . . . . . . . . . . . . . . . . . . . . . . . .     240.4              -          -
   Cumulative effect of change in accounting principles. . . . . . . . . . . . . . . .       -                -      151.8
   Restructuring charges, net of tax . . . . . . . . . . . . . . . . . . . . . . . . .      42.9              -          -
   Depreciation and amortization . . . . . . . . . . . . . . . . . . . . . . . . . . .     185.8          186.1      186.4
   Deferred income taxes-net . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.2           10.7      (18.3)
   Investment tax credits-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6.8)          (9.3)      (6.9)
   Interest during construction. . . . . . . . . . . . . . . . . . . . . . . . . . . .      (0.6)          (0.4)      (0.4)
   Provision for uncollectibles. . . . . . . . . . . . . . . . . . . . . . . . . . . .      12.7           10.4       12.0
   Change in accounts receivable . . . . . . . . . . . . . . . . . . . . . . . . . . .      (6.2)         (33.0)     (16.5)
   Change in material and supplies . . . . . . . . . . . . . . . . . . . . . . . . . .       2.5            1.4       (0.6)
   Change in certain other current assets. . . . . . . . . . . . . . . . . . . . . . .     (11.5)         (24.6)      (1.0)
   Change in accounts payable. . . . . . . . . . . . . . . . . . . . . . . . . . . . .       1.9           18.1       18.1
   Change in certain other current liabilities . . . . . . . . . . . . . . . . . . . .     (17.4)          (1.7)       6.5
   Change in certain noncurrent assets and liabilities . . . . . . . . . . . . . . . .     (29.8)         (27.8)      20.0
   Other . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (2.0)          12.6         -
                                                                                        --------         ------    -------
NET CASH FROM OPERATING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .     291.0          280.5      316.6
                                                                                        --------         ------    -------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Capital expenditures-net. . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    (144.7)        (147.4)    (174.4)
   (Cost of) proceeds from disposals of property,
     plant and equipment . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      (0.5)           2.3        1.2
   Additional equity investments, principally in ASI . . . . . . . . . . . . . . . . .        -            (3.0)      (4.0)
                                                                                        --------         ------    -------
NET CASH FROM INVESTING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .    (145.2)        (148.1)    (177.2)
                                                                                        --------         ------    -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net change in short-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .        -              -       (42.0)
   Intercompany financing - net. . . . . . . . . . . . . . . . . . . . . . . . . . . .     (57.6)          176.5      61.3
   Issuances of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . . .        -            145.6        -
   Retirements of long-term debt . . . . . . . . . . . . . . . . . . . . . . . . . . .      (0.9)         (320.0)    (30.7)
   Costs of refinancing long-term debt . . . . . . . . . . . . . . . . . . . . . . . .        -            (12.6)       -
   Dividend payments . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (87.3)         (125.0)   (125.2)
                                                                                        --------         -------   -------
NET CASH FROM FINANCING ACTIVITIES . . . . . . . . . . . . . . . . . . . . . . . . . .    (145.8)         (135.5)   (136.6)
                                                                                        --------         -------   -------

Net (decrease) increase in cash and temporary cash investments . . . . . . . . . . . .        -             (3.1)      2.8
Cash and temporary cash investments, beginning of year . . . . . . . . . . . . . . . .        -              3.1       0.3
                                                                                        --------         -------   -------
Cash and temporary cash investments,  end of year. . . . . . . . . . . . . . . . . . .  $     -          $    -    $   3.1
                                                                                        ========         =======   =======


The accompanying notes are an integral part of the financial statements.

                              WISCONSIN BELL, INC.
                         NOTES TO FINANCIAL STATEMENTS
                             (Dollars in Millions)


Wisconsin Bell, Inc. (the Company) is a wholly owned subsidiary of Ameritech Corporation (Ameritech).

A. SIGNIFICANT ACCOUNTING POLICIES

BASIS OF ACCOUNTING - The financial statements have been prepared in accordance with generally accepted accounting principles (GAAP). In the fourth quarter of 1994, the Company discontinued following accounting prescribed by Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation" (See Note B).

TRANSACTIONS WITH AFFILIATES - The Company has various agreements with affiliated companies. Below is a description of the significant arrangements followed by a table of the amounts involved.

1. Ameritech Services, Inc. (ASI) - ASI, an Ameritech-controlled affiliate, in which the Company has 10% ownership, provides consolidated planning, development, management, procurement and support services to all of the Ameritech landline telephone subsidiaries. The Company also provides certain services and facilities to ASI.

                                                                     1994    1993    1992
                                                                     ----    ----    ----
Purchases of materials and charges for services from ASI . . . . .  $250.8   $174.4  $178.1

Recovery of costs for services provided to ASI . . . . . . . . . .    17.7     15.0    14.1

2. Ameritech (the Company's parent) - Ameritech provides various administrative, planning, financial and other services to the Company. These services are billed to the Company at cost.

                                                                    1994    1993    1992
                                                                    ----    ----    ----
Charges incurred. . . . . . . . . . . . . . . . . . . . . . . . .   $ 11.6   $ 11.4  $ 12.8

3. Ameritech Publishing, Inc. (API), a wholly owned subsidiary of Ameritech - The Company has an agreement under which payments are made to the Company by API for license fees and billing and collection services provided by the Company. The Company also purchases directory services from API under the same agreement.

                                                                    1994    1993     1992
                                                                    ----    ----    ----
Fees paid to the Company by API. . . . . . . . . . . . . . . . . .  $ 40.8   $ 40.6  $ 40.9

Fees paid by the Company to API. . . . . . . . . . . . . . . . . .     4.9      9.1     8.3

4. Ameritech Information Systems, Inc. (AIS), a wholly owned subsidiary of Ameritech - The Company has an agreement under which the Company reimburses AIS for costs incurred by AIS in connection with the sale of network services by AIS employees.

                                                                    1994     1993    1992
                                                                    ----     ----    ----
Charges incurred. . . . . . . . . . . . . . . . . . . . . . . .     $7.2     $  5.6   $ 4.5

5. Bell Communications Research, Inc. (Bellcore) - Bellcore provides research and technical support to the Company. ASI has a one-seventh ownership interest in Bellcore and bills the Company for the costs.

                                                                         1994     1993    1992
                                                                         ----     ----    ----
Charges incurred. . . . . . . . . . . . . . . . . . . . . . . . . . .    $ 11.0  $ 12.6  $ 15.2

PROPERTY, PLANT AND EQUIPMENT - Property, plant and equipment are stated principally at original cost. The provision for depreciation is based principally on straight-line remaining life and straight-line equal life group methods of depreciation applied to individual categories of plant with similar characteristics. As a result of the discontinuation of applying FAS 71 in 1994, the Company recognized shorter, more economically realistic lives and increased its accumulated depreciation balance by $424.7. (See Note B)

Generally, when depreciable plant is retired, the amount at which such plant has been carried in property, plant and equipment is charged to accumulated depreciation. The cost of maintenance and repair of plant is charged to expense.

INVESTMENTS - The Company's investment in ASI (10% ownership or $27.7) is reflected in the financial statements using the equity method of accounting. All other investments are carried at cost. Derivative transactions are generally handled by Ameritech. The Company had no derivatives in 1994.

MATERIAL AND SUPPLIES - Inventories of new and reusable material and supplies are stated at the lower of cost or market with cost generally determined on an average cost basis.

INCOME TAXES - The Company is included in the consolidated federal income tax return filed by Ameritech and its subsidiaries. Effective January 1, 1993 the Company adopted FAS 109, "Accounting for Income Taxes." The new accounting method is essentially a refinement of the liability method previously followed by the Company and, accordingly, did not have a significant impact on the Company's financial statements upon adoption. The Company's provision for income taxes is determined effectively on a separate company basis.

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

The Company uses the deferral method of accounting for investment tax credits. Therefore, credits earned prior to the repeal of the investment tax credit by the Tax Reform Act of 1986, and also certain transitional credits earned after the repeal, are being amortized as reductions in tax expense over the life of the plant that gave rise to the credits.

SHORT-TERM FINANCING ARRANGEMENT - During 1991, Ameritech entered into an arrangement with its subsidiaries, including the Company, for the provision of short-term financing and cash management services. Ameritech issues commercial paper and notes and secures bank loans to fund the working capital requirements of its subsidiaries and invests short-term, excess funds on their behalf. Interest charged to the Company by Ameritech for financing was $8.7 in 1994, $4.0 in 1993 and $0.9 in 1992. See Note F.

RECLASSIFICATIONS - The Company has made certain reclassifications to its financial statements. The more significant ones are as follows. The Company's provision for uncollectibles, previously shown as a reduction in other revenues, has been reclassified to other operating expenses. Further, interest capitalized during construction, previously a component of other income, has been reclassified to reduce interest expense. These changes have been applied retroactively and were made to correspond to financial reporting for unregulated enterprises.

B. DISCONTINUATION OF REGULATORY ACCOUNTING - FAS 71

On a regular basis management has evaluated the continued applicability of FAS
71. In the fourth quarter of 1994, having achieved price regulation and recognizing increased competition, the Company concluded that GAAP prescribed by FAS 71 was no longer appropriate. As a result of the discontinuation of applying FAS 71, the Company recorded a fourth-quarter extraordinary noncash after-tax charge of $240.4. The following table is a summary of the extraordinary charge.

                                                            Pretax       After-Tax
                                                            ------       ---------
Increase to the accumulated depreciation balance . . . . .  $424.7        $254.2
Elimination of other net regulatory assets . . . . . . . .     6.8           4.0
Tax-related net regulatory liabilities . . . . . . . . . .     -           (13.4)
Accelerated amortization of tax credits. . . . . . . . . .     -            (4.4)
                                                            ------        ------
                                                            $431.5        $240.4
                                                            ======        ======

The adjustment of $424.7 to net property, plant and equipment was necessary since estimated useful lives and depreciation methods historically prescribed by regulators did not keep up with the rapid pace of technological changes in the Company and differed significantly from those used by unregulated enterprises. Plant balances were adjusted by increasing the accumulated depreciation balance. The increase to the accumulated depreciation balance was determined by a discounted cash flow analysis which considered technological changes, capital requirements and estimated impacts of future competition. To corroborate this study, a depreciation reserve study was also performed that identified inadequate accumulated depreciation levels by individual asset categories. The Company believes these levels developed over the years as a result of the systematic underdepreciation of assets resulting from the regulatory process. When adjusting its net property, plant and equipment, the Company gave effect to shorter, more economically realistic lives.

The discontinuance of FAS 71 also required the Company to eliminate from its balance sheet, prepared for financial reporting purposes, the effects of any actions of regulators that had been recognized as assets and liabilities pursuant to FAS 71, but would not have been recognized as assets and liabilities by enterprises in general. The elimination of other net regulatory assets primarily related to certain deferred vacation pay and certain deferred assets being reduced under regulatory principles, in accounting periods other than those required under GAAP, absent FAS 71.

The tax-related adjustments were required to adjust excess deferred tax levels to the currently enacted statutory rates and to eliminate tax-related regulatory assets and liabilities. Prior to the discontinuance of FAS 71, the Company had recorded deferred income taxes on the cumulative amount of tax benefits previously flowed through to ratepayers and recorded a regulatory asset for the same amount ($41.7 at December 31, 1993). Also the Company had recorded a regulatory liability for the difference between deferred taxes recorded at higher historical tax rates compared to those currently enacted and deferred taxes provided on unamortized investment tax credits ($72.2 at December 31, 1993). These regulatory assets and liabilities were grossed up for the tax effect anticipated when collected in future rates.

At the time the Company discontinued the application of FAS 71, the above tax-related regulatory assets and liabilities were eliminated and deferred tax balances adjusted to reflect application of FAS 109 consistent with other unregulated enterprises.

The Company uses the deferral method of accounting for investment tax credits and amortizes the credits as a reduction to tax expense over the life of the asset that gave rise to the tax credit. As asset lives were shortened, the investment tax credits deemed already earned were credited to income ($4.4).

The effects on the Company's financial statements going forward without FAS 71 are discussed in Management's Discussion and Analysis of Results of Operations.

C. INCOME TAXES

The components of income tax expense follow:

                                                1994               1993               1992
                                               ------             ------             ------
Federal
   Current . . . . . . . . . . . . . . . . .   $ 66.3              $60.1             $ 65.8
   Deferred, net . . . . . . . . . . . . . .    (18.7)               2.4              (22.3)
   Investment tax credits, net . . . . . . .     (6.8)              (9.3)              (6.9)
                                               ------             ------             ------
   Total . . . . . . . . . . . . . . . . . .     40.8               53.2               36.6
                                               ------             ------             ------

State
   Current . . . . . . . . . . . . . . . . .     14.7               12.8               15.4
   Deferred, net . . . . . . . . . . . . . .      2.0                8.3                4.0
                                               ------             ------             ------

   Total . . . . . . . . . . . . . . . . . .     16.7               21.1               19.4
                                               ------             ------             ------

Total income tax expense . . . . . . . . . .   $ 57.5              $74.3             $ 56.0
                                               ======              =====             ======

Total income taxes paid were $94.6, $74.5 and $89.0 in 1994, 1993 and 1992, respectively.

The following is a reconciliation between the statutory federal income tax rate for each of the past three years and the Company's effective tax rate:

                                                              1994             1993              1992
                                                             -----             -----             -----
Statutory federal income tax rate . . . . . . . . . . . . .  35.0%             35.0%             34.0%

   State income taxes, net of federal benefit . . . . . . .   6.6               6.5               7.4

   Reduction in tax expense due to amortization
     of investment tax credits. . . . . . . . . . . . . . .  (4.1)             (4.3)             (4.1)

   Effect of adjusting deferred income tax balances
     due to tax law changes . . . . . . . . . . . . . . . .     -              (1.1)                -

   Benefit of tax rate differential applied under FAS 71
     applied to reversing temporary differences . . . . . .  (2.7)             (2.4)             (3.3)

   Other. . . . . . . . . . . . . . . . . . . . . . . . . .   0.1               1.3              (1.7)
                                                             -----             -----             -----

Effective income tax rate . . . . . . . . . . . . . . . . .  34.9%             35.0%             32.3%
                                                             =====             =====             =====

The Revenue Reconciliation Act of 1993, enacted in August 1993, increased the statutory federal income tax rate to 35%. In accordance with the liability method of accounting, the Company adjusted, on the enactment date, its deferred income tax balances. The result was a reduction in deferred income tax expense of $2.3, primarily from increasing the deferred tax assets associated with FAS 106 and 112 (see Note E).

As of December 31, 1994 and 1993 the components of long-term accumulated deferred income taxes were as follows:

                                                             1994       1993
                                                            ------     -------
Deferred tax assets
   Postretirement and postemployment benefits . . . . . .   $108.3     $  90.5
   FAS 71 accounting. . . . . . . . . . . . . . . . . . .      -          25.6
   Other. . . . . . . . . . . . . . . . . . . . . . . . .      2.7        13.3
                                                            ------     -------
                                                             111.0       129.4
                                                            ------     -------

Deferred tax liabilities
   Accelerated depreciation . . . . . . . . . . . . . . .    130.8       323.3
   Prepaid pension cost . . . . . . . . . . . . . . . . .     18.9         7.5
   Other. . . . . . . . . . . . . . . . . . . . . . . . .     30.5         0.2
                                                            ------     -------
                                                             180.2       331.0
                                                            ------     -------
Net deferred tax liability. . . . . . . . . . . . . . . .   $ 69.2     $ 201.6
                                                            ======     =======

Deferred income taxes in current assets and liabilities relate primarily to temporary differences caused by work force restructuring charges (see Note E). The Company has valuation allowances against certain deferred tax assets aggregating $0.2 at December 31, 1994.


D. PROPERTY, PLANT AND EQUIPMENT

The components of property, plant and equipment are as follows:

                                                          1994           1993
                                                         -------       -------
Land . . . . . . . . . . . . . . . . . . . . . . . . .  $   17.1      $   22.4
Buildings. . . . . . . . . . . . . . . . . . . . . . .     323.5         323.4
Central office equipment . . . . . . . . . . . . . . .     941.4         969.7
Cable, wiring and conduit. . . . . . . . . . . . . . .   1,206.8       1,176.9
Other. . . . . . . . . . . . . . . . . . . . . . . . .     201.9         207.0
                                                        --------      --------
                                                         2,690.7       2,699.4
Under construction . . . . . . . . . . . . . . . . . .      35.1          25.0
                                                        --------      --------
                                                         2,725.8       2,724.4
Less, accumulated depreciation . . . . . . . . . . . .   1,540.0       1,066.2
                                                        --------      --------
                                                        $1,185.8      $1,658.2
                                                        ========      ========

Depreciation expense on fixed assets was $183.2, $183.5 and $183.8 in 1994, 1993 and 1992, respectively. The large increase in the accumulated depreciation balance in 1994 was due primarily to the discontinuation of applying FAS 71.

E. EMPLOYEE BENEFIT PLANS

PENSION PLANS - Ameritech maintains noncontributory defined pension and death benefit plans covering substantially all of the Company's employees. The pension benefit formula used in the determination of pension cost is based on the average compensation earned during the five highest consecutive years of the last ten years of employment for the management plan and a flat dollar amount per year of service for the nonmanagement plan. Pension credits are allocated to subsidiaries based upon the percentage of compensation for the management plan and per employee for the nonmanagement plan. The Company's funding policy is to contribute annually an amount up to the maximum amount that can be deducted for federal income tax purposes. However, due to the funded status of the plans, no contributions have been made for the years reported below. The following data provides information on the Company's credits for the Ameritech plans:

                                                                1994          1993            1992
                                                               -------       -------         -------
Pension credits  . . . . . . . . . . . . . . . . . . . . . .   $(17.5)        $(9.8)         $(10.6)
                                                               ------        ------          ------
Current year credits as a percent of salaries and wages  . .     (8.3)%        (4.7)%          (4.8)%
                                                               ======        =======         ======

Pension credits were determined using the projected unit credit actuarial method in accordance with FAS 87, "Employers' Accounting for Pensions." The resulting pension credits are primarily attributable to past favorable investment performance and the funded status of the plans.

Certain disclosures are required to be made of the components of pension credits and the funded status of the plans, including the actuarial present value of accumulated plan benefits, accumulated projected benefit obligation and the fair value of plan assets. Such disclosures are not presented for the Company because the structure of the Ameritech plans does not permit the plans' data to be readily disaggregated.

The assets of the Ameritech plans consist principally of debt and equity securities, fixed income securities and real estate. As of December 31, 1994, the fair value of plan assets available for plan benefits exceeded the projected benefit obligation (calculated using a discount rate of 7.2% and 5.8% as of December 31, 1994 and 1993, respectively). The assumed long-term rate of return on plan assets used in determining pension credits (or income) was 7.25% for 1994, 1993 and 1992. The assumed increase in future compensation levels, also used in the determination of the projected benefit obligation, was 4.5% in 1994 and 1993.

POSTRETIREMENT BENEFITS OTHER THAN PENSIONS - Effective January 1, 1992, the Company adopted FAS 106, "Employers Accounting for Postretirement Benefits Other Than Pensions." FAS 106 requires the cost of postretirement benefits granted to employees to be accrued as expense over the period in which the employee renders service and becomes eligible to receive benefits. The cost of postretirement health care costs and postretirement life insurance benefits for current and future retirees was recognized as determined under the projected unit credit actuarial method.

In adopting FAS 106, the Company elected to immediately recognize effective January 1,1992, the transition obligation for current and future retirees. The unrecognized obligation was $230.2 less deferred income taxes of $90.3 or $139.9, net. To this amount is added the Company's 10 percent share of ASI's transition benefit obligation of $6.2 for a total charge of $146.1.

Substantially all current and future retirees are covered under postretirement benefit plans sponsored by Ameritech. Such benefits include medical, dental, and group life insurance. Ameritech has been prefunding (including cash received from the Company) certain of these benefits through Voluntary Employee Benefit Association trust funds (VEBAs) and Retirement Funding Accounts (RFAs). The associated plan assets (primarily corporate securities and bonds) were considered in determining the transition obligation under FAS 106. Ameritech intends to continue to fund its obligations appropriately and is exploring other available funding and cost containment alternatives. Ameritech allocates its retiree health care cost on a per participant basis, whereas group life insurance is allocated based on compensation levels.

FAS 106 requires certain disclosures as to the components of postretirement benefit costs and the funded status of the plans. Such disclosures are not presented for the Company as the structure of the Ameritech plans does not permit the data to be readily disaggregated. However, the Company has been advised by Ameritech as to the following assumptions used in determining FAS 106 costs.

As of December 31, 1994, the accumulated postretirement benefit obligation exceeded the fair value of plan assets available for plan benefits. The assumed discount rate used to measure the accumulated postretirement benefit obligation was 8.5% as of December 31, 1994 and 7.0% as of December 31, 1993. The assumed rate of increase in future compensation levels was 4.5% as of December 31, 1994 and December 31, 1993. The expected long-term rate of return on plan assets was 7.25% in 1994 and 1993 on the VEBAs and 8.0% in 1994 and 1993 on RFAs. The assumed health care cost trend rate in 1994 was 9.2% and 9.6% in 1993, and is assumed to decrease gradually to 4.0% in 2007 and remain at that level. The assumed health care cost trend rate is 8.8% for 1995. The health care cost trend rate has a significant effect on the amounts reported for costs each year as well as in the accumulated postretirement benefit obligation. Specifically, increasing the assumed health care cost trend rate by one percentage point in each year would increase the 1994 annual expense by approximately 16%.

Postretirement benefit cost under FAS 106 was $24.4 in 1994, $23.7 in 1993 and $21.9 in 1992.

As of December 31, 1994, the Company had approximately 4,795 retirees eligible to receive health care and group life insurance benefits.

POSTEMPLOYMENT BENEFITS - Effective January 1, 1992, the Company adopted FAS 112, "Employers' Accounting for Postemployment Benefits." FAS 112 requires employers to accrue the future cost of certain benefits such as workers compensation, disability benefits and health care continuation coverage. A one-time charge related to adoption of FAS 112 was recognized as a change in accounting principle, effective as of January 1, 1992. The charge, net of a deferred tax benefit of $3.5, was $5.5. Current expense levels are dependent upon actual claim experience but are not materially different than prior charges to income.

NONMANAGEMENT WORK FORCE RESTRUCTURING - During 1994, Ameritech announced its plan to reduce its existing nonmanagement work force. Approximately 1,092 employees will leave the Company under this program. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain of Ameritech's business units are offering financial incentives under terms of the current contracts with the CWA and the IBEW to selected nonmanagement employees who leave the business before the end of 1995.

The Company recorded charges in 1994 of $71.8, or $42.9 after-tax, to reflect the cost of restructuring. These charges reduced the Company's prepaid pension asset by $16.1 for pension enhancements and curtailment losses, net of settlement gains. The charges also included curtailment losses of $34.4 related to FAS 106, and additional severance accruals of $21.3. The charges reflect settlement gains of $32.6 associated with lump sum pension payments through year-end. At December 31, 1994, the Company's remaining severance accrual was $20.7.

As of December 31, 1994, approximately 914 employees had left the Company under this program, with an estimated 178 to leave in 1995.

MANAGEMENT WORK FORCE REDUCTIONS - During 1994, 117 management employees left the Company involuntarily. The net cost of these reductions, including termination benefits, settlement and curtailment gains from the pension plan, was a net credit to expense of $5.6. The involuntary termination plan was in effect until December 31, 1994.


During 1993, 270 management employees left the Company through a voluntary early retirement program and involuntary terminations. The net cost of these reductions, including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $2.8.

During 1992, 169 management employees left the Company through a voluntary early retirement program and involuntary terminations. The net cost of this program, along with other transfers from the pension plan, including termination benefits, settlement and curtailment gains from the pension plan, was a credit to expense of $0.1.

Funding of the 1992 termination benefits was primarily from the management pension plan. The involuntary plans are funded from Company operations and required cash payments of $4.1 and $3.2 in 1994 and 1993, respectively.


F. DEBT MATURING WITHIN ONE YEAR

Debt maturing within one year is included as debt in the computation of debt ratios and consists of the following as of December 31:

                                                                          1994           1993
                                                                         ------         ------
Notes payable - Ameritech . . . . . . . . . . . . . . . . . . . . . .    $180.2         $237.8
Long-term debt maturing within one year . . . . . . . . . . . . . . .       0.7            0.9
                                                                         ------         ------
Total . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    $180.9         $238.7
                                                                         ======         ======
Weighted average interest rate of notes payable, year-end . . . . . .       5.7%           3.1%
                                                                         ======         ======

During 1991, Ameritech consolidated the short-term financing of its subsidiaries at Ameritech Corporate. See Note A - short-term financing arrangements.


G. LONG-TERM DEBT

Long-term debt consists principally of debentures issued by the Company.

The following table sets forth interest rates and other information on long-term debt outstanding at December 31:

                                                                 1994           1993
                                                                ------        -------
Forty year 4-3/8% debentures, due May 1, 2002 . . . . . . . .  $  20.0        $  20.0
Thirty-six year 6-1/4% debentures, due August 1, 2004 . . . .     50.0           50.0
Thirty-six year 7-1/4% debentures, due February 1, 2007 . . .     90.0           90.0
Thirty-six year 6-3/4% debentures, due August 15, 2024. . . .    150.0          150.0
                                                                ------        -------
                                                                 310.0          310.0

Capital lease obligations . . . . . . . . . . . . . . . . . .      0.1            0.9
Other . . . . . . . . . . . . . . . . . . . . . . . . . . . .     (0.8)          (0.9)
Unamortized discount, net . . . . . . . . . . . . . . . . . .     (3.4)          (3.5)
                                                                ------        -------

Total . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $305.9         $306.5
                                                                ======         ======

On August 11, 1993, the Company issued $150.0 million of 6-3/4% debentures due August 15, 2024. The proceeds from the sale, along with short-term borrowings, were used to retire $100.0 million of 8-1/4% debentures due November 15, 2016 and $100.0 of 8% debentures due January 1, 2014. The Company has filed a registration statement with the Securities and Exchange Commission for issuance of up to $200.0 in unsecured debt securities for general corporate purposes.
As of December 31, 1994, none of these securities had been issued.

H. LEASE COMMITMENTS

The Company leases certain facilities and equipment used in its operations under both operating and capital leases. Rental expense under operating leases was $13.2, $14.1, and $14.7 for 1994, 1993 and 1992, respectively. At December 31, 1994 the aggregate minimum rental commitments under noncancelable leases were approximately as follows:

  Years                                                            Operating   Capital
  1995 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .  $1.5     $0.8
  1996 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   1.3      0.1
  1997 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   0.7      -
  1998 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   0.3      -
  1999 . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   0.1      -
  Thereafter . . . . . . . . . . . . . . . . . . . . . . . . . . . .   0.1      -
                                                                      ----     ----
  Total minimum
  lease commitments. . . . . . . . . . . . . . . . . . . . . . . . .  $4.0      0.9
                                                                      ====

  Less: amount
    representing
    executory costs. . . . . . . . . . . . . . . . . . . . . . . . .             -
    amount
    representing
    interest costs . . . . . . . . . . . . . . . . . . . . . . . . .            0.1
                                                                               ----
  Present value of
    minimum lease
    payments . . . . . . . . . . . . . . . . . . . . . . . . . . . .           $0.8
                                                                               ====


I. FINANCIAL INSTRUMENTS

The following table presents the estimated fair value of the Company's financial instruments as of December 31, 1994 and 1993:

                                                                        1994

                                                                 Carrying    Fair
                                                                   Value     Value
                                                                 ---------  -------
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $498.8     $450.4
Long-term payable to ASI (for postretirement benefits) . . . .      8.8        8.8
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      3.3        3.3
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      1.6        1.6

                                                                        1993
                                                                        ----
                                                                 Carrying    Fair
                                                                   Value     Value
                                                                 --------   -------
Debt . . . . . . . . . . . . . . . . . . . . . . . . . . . . .   $551.7     $549.8
Long-term payable to ASI (for postretirement benefits) . . . .      8.8        8.8
Other assets . . . . . . . . . . . . . . . . . . . . . . . . .      3.1        3.1
Other liabilities. . . . . . . . . . . . . . . . . . . . . . .      6.8        6.8

The following methods and assumptions were used to estimate the fair value of financial instruments:

DEBT - The carrying amount (including accrued interest) of debt maturing within one year approximates fair value because of the short-term maturities involved. The fair value of long-term debt was estimated based on the year-end quoted market price for the same or similar issues.

OTHER ASSETS AND LIABILITIES - These financial instruments consist primarily of other investments and customer deposits. The fair values of these items are based on expected cash flows or, if available, quoted market prices.

LONG-TERM PAYABLE TO ASI (FOR POSTRETIREMENT BENEFITS) - Carrying value approximates fair value.

J. ADDITIONAL FINANCIAL INFORMATION

                                                            December 31,
                                                            1994    1993
                                                            ----    ----
Balance sheets

Other current liabilities:
   Accrued payroll. . . . . . . . . . . . . . . . . . .    $ 6.7    $ 6.1
   Compensated absences . . . . . . . . . . . . . . . .     15.4     17.7
   Accrued taxes. . . . . . . . . . . . . . . . . . . .      1.2      4.3
   Advance billings and customers deposits. . . . . . .     32.2     32.4
   Accrued interest . . . . . . . . . . . . . . . . . .      8.4      9.5
   Other. . . . . . . . . . . . . . . . . . . . . . . .     24.1      6.9
                                                           -----    -----
    Total . . . . . . . . . . . . . . . . . . . . . . .    $88.0    $76.9
                                                           =====    =====


                                           1994    1993     1992
                                         ------   ------   ------
Statements of income
Capitalized interest . . . . . . . . .   $ (0.6)  $ (0.4)  $ (0.4)
Provision for uncollectibles . . . . .     12.7     10.4     12.0
Advertising and promotion costs. . . .     13.5     12.7      9.4

Interest paid, net of amounts capitalized was $21.8, $29.7 and $40.9 in 1994, 1993 and 1992, respectively.

Revenues from AT&T Corp., principally for interstate network access and billing and collection services, comprised approximately 11%, 12% and 14% of total operating revenues in 1994, 1993 and 1992, respectively. No other customer accounted for more than 10% of revenues.


K. OTHER (INCOME) EXPENSE, NET

The components of other (income) expense, net are as follows:

                                                             1994    1993    1992
                                                            -----   -----   -----
Equity earnings of affiliates, primarily ASI* . . . . . .   $(5.0)  $(3.8)  $ 1.7
Early extinguishment of debt costs. . . . . . . . . . . .      -      9.0     8.0
Interest income on IRS audit settlement . . . . . . . . .      -       -     (5.5)
Other, net. . . . . . . . . . . . . . . . . . . . . . . .     2.8     5.9     2.4
                                                            -----   -----   -----
   Total                                                    $(2.2)  $11.1   $ 6.6
                                                            =====   =====   =====

* Includes, in 1992, the Company's portion of ASI's equity (earnings) loss related to the change in accounting principles.

L. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                                                                 Net
                                          Operating             Income
                          Revenues         Income               (Loss)
                          --------        ---------            --------
1994
1st Quarter . . . . . .   $  285.8        $   22.7             $   11.5
2nd Quarter . . . . . .      282.8            65.3                 37.4
3rd Quarter . . . . . .      288.8            37.9                 19.3
4th Quarter . . . . . .      272.4            65.2               (201.3)
                          --------        --------             --------
   Total                  $1,129.8        $  191.1             $ (133.1)
                          ========        ========             ========

1993
1st Quarter . . . . . .   $  275.7        $   67.0             $   37.6
2nd Quarter . . . . . .      283.3            62.1                 35.7
3rd Quarter . . . . . .      285.9            59.3                 30.2
4th Quarter . . . . . .      287.8            66.6                 34.5
                          --------        --------             --------
   Total                  $1,132.7        $  255.0             $  138.0
                          ========        ========             ========

Total nonmanagement work force restructuring charges in 1994 were $71.8 or $42.9 after-tax as follows: $53.0 or $31.7 after-tax in the first quarter, $25.6 or $15.4 after-tax in the third quarter, and a net credit of $(6.8) or $(4.2) after-tax in the fourth quarter. The credit in the fourth quarter results from pension settlement gains. The fourth quarter of 1994 also includes a $240.4 after-tax extraordinary charge related to the discontinuance of applying FAS 71, as discussed in Note B above.

Several other significant income and expense items were reported in the fourth quarter of both years, the net result of which in both years was not material to the respective quarter or years except as follows. In 1993, the Company recognized a charge of $9.0 for the early retirement of debt.

All adjustments necessary for a fair statement of results for each period have been included.


M. CALCULATION OF RATIO OF EARNINGS TO FIXED CHARGES

The ratio of earnings to fixed charges of the Company for the years ended December 31, 1994, 1993, 1992, 1991 and 1990 were 5.92, 6.78, 4.70, 4.31 and
4.57, respectively.

For the purpose of calculating this ratio, (i) earnings have been calculated by adding to income before interest expense, extraordinary item and accounting changes, the amount of related taxes on income and the portion of rentals representative of the interest factor, (ii) the Company considers one-third of rental expense to be the amount representing return on capital, and (iii) fixed charges comprise total interest expense and such portion of rentals.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

   No disagreements with accountants on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure occurred during the period covered by this annual report.

                                    PART IV

Item 14.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

   (a)   Documents filed as part of the report:

         (1)   Financial Statements:                                        Page
               Selected Financial and Operating Data . . . . . . . . . . .   10
               Report of Independent Public Accountants. . . . . . . . . .   16
               Statements:
                 Statements of Income and Reinvested Earnings (Deficit). .   17
                 Balance Sheets. . . . . . . . . . . . . . . . . . . . . .   18
                 Statements of Cash Flows. . . . . . . . . . . . . . . . .   19
                 Notes to Financial Statements . . . . . . . . . . . . . .   20

         (2)   Financial Statement Schedule:

               II -- Valuation and Qualifying Accounts . . . . . . . . . .   34

   Financial statement schedules other than the one listed above have been omitted because the required information is contained in the financial statements and notes thereto, or because such schedules are not required or applicable.

         (3)   Exhibits

   Exhibits identified in parenthesis below, on file with the SEC, are incorporated herein by reference as exhibits hereto.

Exhibit
Number
   3a    --      Articles of Association of the Company as amended March 27, 1990 (Exhibit 3a to Form 10-K for 1989, File No.
                 1-6589).

   3b    --      By-laws of the Company as amended March 27, 1990 (Exhibit 3b to Form 10-K for 1989, File No. 1-6589).

   4     --      No instrument which defines the rights of holders of long and intermediate term debt of the Company is filed herewith pursuant to Regulation S-K, Item 601(b)(4)(iii)(A).  Pursuant to this regulation, the Company hereby agrees to furnish a copy of any such instrument to the SEC upon request.

   10    --      Reorganization and Divestiture Agreement between American Telephone and Telegraph Company, Ameritech Corporation
                 and Affiliates, dated as of November 1, 1983 (Exhibit 10a to Form 10-K for 1983 for Ameritech Corporation, File
                 No. 1-8612).

   12    --      Computation of ratio of earnings to fixed charges for the five years ended December 31, 1994.

   23    --      Consent of Arthur Andersen LLP.

   24    --      Power of Attorney.

   27    --      Financial Data Schedule for the year ended December 31, 1994.

         (b)     Reports on Form 8-K:

   On December 2, 1994, the Company filed a Current Report on Form 8-K dated November 28, 1994, to report on Item 5, Other Events, the Company's discontinuation of the use of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation," and on the resulting extraordinary, noncash charge recorded in the fourth quarter of 1994.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          WISCONSIN BELL, INC.


                                          By /s/ Richard A. Kuzmar
                                           -------------------------------
                                           (Richard A. Kuzmar,
                                           Vice President and Comptroller)

March 21, 1995

   Pursuant to the requirement of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.


Principal Executive Officer:
Bronson J. Haase*                         *By /s/ Carla M. Butenhoff
(Bronson J. Haase, President)             ------------------------------------
                                           (Carla M. Butenhoff,
                                           Vice President - External Relations,
                                           as Attorney-in-Fact)


Principal Financial and Accounting Officer:


/s/ Richard A. Kuzmar
- ----------------------------------
(Richard A. Kuzmar, Vice President
and Comptroller)


Ameritech Corporation:


/s/ Richard H. Brown
- ----------------------------------
(Richard H. Brown, Vice Chairman)

   The sole shareowner of the registrant, which is a statutory close corporation managed by the shareowner rather than by a board of directors.


March 21, 1995

SCHEDULE II


                              WISCONSIN BELL, INC.
                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS
                          ALLOWANCE FOR UNCOLLECTIBLES
                             (Dollars in Millions)


     COL. A                 COL. B                   COL. C                    COL. D          COL. E
     ------                 ------                   ------                    ------          ------
                                                    Additions
                                                    ---------
                           Balance at       Charged          Charged                           Balance
                           beginning           to            to other                         at end of
   Classification          of period       expense(a)       accounts(b)      Deductions(c)      period
- --------------------      ------------   --------------    -------------    ---------------   ---------
Year 1994. . . . . . . . .    $9.2          $12.7              $21.7            $32.1           $11.5
Year 1993. . . . . . . . .     9.3           10.4               19.1             29.6             9.2
Year 1992. . . . . . . . .     6.3           12.0               19.6             28.6             9.3

- --------------

(a) Excludes direct charges and credits to expense on the statements of income and reinvested earnings (deficit) related to interexchange carrier receivables.

(b) Includes principally amounts previously written off which were credited directly to this account when recovered and amounts related to interexchange carrier receivables which are billed by the Company.

(c) Amounts written off as uncollectible.