Form 10-Q
period 1995-03-31
WISCONSIN BELL INC
filed 1995-05-10
CIK 107844

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549

                               Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

             For the Quarterly Period Ended March 31, 1995

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

                 Telephone Number - (414) 549-7102


THE REGISTRANT, A WHOLLY OWNED SUBSIDIARY OF AMERITECH CORPORATION, MEETS THE CONDITIONS SET FORTH IN GENERAL INSTRUCTION H(1)(a) AND (b) OF FORM 10-Q AND IS THEREFORE FILING THIS FORM WITH REDUCED DISCLOSURE FORMAT PURSUANT TO GENERAL INSTRUCTION H(2).

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X  .  No     .



At April 28, 1995, 31,960,395 common shares were outstanding.

                      PART I - FINANCIAL INFORMATION

The following condensed financial statements have been prepared by Wisconsin Bell, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.


     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                           (Millions of Dollars)

                                                        (Unaudited)
                                                     Three Months Ended
                                                           March 31
                                                      1995           1994

Revenues. . . . . . . . . . . . . . . . .           $ 270.8         $285.9
                                                    -------         ------

Operating Expenses
  Employee-related expenses . . . . . . .              57.2           60.5
  Depreciation and amortization . . . . .              42.1           46.0
  Other operating expenses. . . . . . . .              84.2           88.4
  Restructuring (credit) charge . . . . .             (26.4)          53.0
  Taxes other than income taxes . . . . .              14.7           15.3
                                                    -------         ------

                                                      171.8          263.2
                                                    -------         ------

Operating income. . . . . . . . . . . . .              99.0           22.7
Interest expense. . . . . . . . . . . . .               7.7            6.1
Other income, net . . . . . . . . . . . .              (0.4)          (1.5)
                                                    -------         ------

Income before income taxes. . . . . . . .              91.7           18.1

Income taxes. . . . . . . . . . . . . . .              36.6            6.6
                                                    -------         ------

Net income. . . . . . . . . . . . . . . .              55.1           11.5

Reinvested earnings (deficit),
 beginning of period. . . . . . . . . . .            (195.5)          24.9
  Less, dividends . . . . . . . . . . . .              39.4           26.7
                                                    -------         ------

Reinvested earnings (deficit),
 end of period. . . . . . . . . . . . . .           $(179.8)        $  9.7
                                                    =======         ======

See Notes to Condensed Financial Statements.

                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                              March 31, 1995  Dec. 31, 1994
                                                (Unaudited)   (Derived from
                                                                 Audited
                                                                Financial
                                                               Statements)

ASSETS

Current assets
 Cash and temporary cash investments. . . . . .    $   --        $   --
 Receivables, net
  Customers . . . . . . . . . . . . . . . . . .       196.7         201.0
  Ameritech and affiliates. . . . . . . . . . .         4.6           5.4
  Other . . . . . . . . . . . . . . . . . . . .         8.6           9.9
 Material and supplies. . . . . . . . . . . . .         3.1           3.9
 Prepaid and other. . . . . . . . . . . . . . .        14.8          89.7
                                                   --------      --------
                                                      227.8         309.9
                                                   --------      --------

Property, plant and equipment . . . . . . . . .     2,749.4       2,725.8
Less, accumulated depreciation. . . . . . . . .     1,577.2       1,540.0
                                                   --------      --------
                                                    1,172.2       1,185.8
                                                   --------      --------

Investments, principally in affiliates. . . . .        25.0          28.5
Other assets and deferred charges . . . . . . .        80.8          53.7
                                                   --------      --------

Total assets. . . . . . . . . . . . . . . . . .    $1,505.8      $1,577.9
                                                   ========      ========

See Notes to Condensed Financial Statements.

                           (Dollars in Millions)

                                              March 31, 1995  Dec. 31, 1994
                                                (Unaudited)   (Derived from
                                                                 Audited
                                                                Financial
                                                               Statements)

LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech . . . . . . . . . . . . . . . . . .    $  116.8      $  180.2
  Other . . . . . . . . . . . . . . . . . . . .         0.6           0.7
 Accounts payable
  Ameritech Services, Inc. (ASI). . . . . . . .        48.2          46.5
  Ameritech and affiliates. . . . . . . . . . .        12.9          16.2
  Other . . . . . . . . . . . . . . . . . . . .        58.2          75.6
 Other current liabilities. . . . . . . . . . .       121.8          88.0
                                                   --------      --------
                                                      358.5         407.2
                                                   --------      --------

Long-term debt. . . . . . . . . . . . . . . . .       305.8         305.9
                                                   --------      --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes. . . . . . .        35.0          69.2
 Unamortized investment tax credits . . . . . .        30.3          31.7
 Postretirement benefits other than pensions. .       260.3         261.1
 Long-term payable to ASI . . . . . . . . . . .         8.2           8.8
 Other. . . . . . . . . . . . . . . . . . . . .        35.9          37.9
                                                   --------      --------
                                                      369.7         408.7
                                                   --------      --------

Shareowner's equity
 Common shares - ($20 par value;
  31,995,00 shares authorized;
  31,960,395 issued and outstanding). . . . . .       639.2         639.2
 Proceeds in excess of par value. . . . . . . .        12.4          12.4
 Reinvested deficit . . . . . . . . . . . . . .      (179.8)       (195.5)
                                                   --------      --------
                                                      471.8         456.1
                                                   --------      --------

Total liabilities and shareowner's equity . . .    $1,505.8      $1,577.9
                                                   ========      ========

See Notes to Condensed Financial Statements.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                         1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income. . . . . . . . . . . . . . . . . . .         $ 55.1      $ 11.5
 Adjustments to net income:
  Restructuring (credit) charge, net of tax . .          (15.8)       31.7
  Depreciation and amortization . . . . . . . .           42.1        46.0
  Deferred income taxes, net. . . . . . . . . .            4.7         2.4
  Investment tax credits, net . . . . . . . . .           (1.4)       (1.7)
  Interest during construction. . . . . . . . .           (0.2)       (0.1)
  Provision for uncollectibles. . . . . . . . .            2.6         2.7
  Change in accounts receivable . . . . . . . .            3.9        20.2
  Change in material and supplies . . . . . . .            0.8        (3.1)
  Change in certain other current assets. . . .            9.2         1.3
  Change in accounts payable. . . . . . . . . .          (23.8)      (13.5)
  Change in certain other current liabilities .           18.8        19.0
  Change in certain other noncurrent
   assets and liabilities . . . . . . . . . . .           (6.5)      (12.4)
  Other . . . . . . . . . . . . . . . . . . . .            2.9         2.4
                                                        ------      ------

Net cash from operating activities. . . . . . .           92.4       106.4
                                                        ------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures. . . . . . . . . . . . . .          (29.1)      (36.1)
Proceeds from disposals of property,
 plant and equipment. . . . . . . . . . . . . .            0.3         0.2
                                                        ------      ------

Net cash from investing activities. . . . . . .          (28.8)      (35.9)
                                                        ------      ------

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net . . . . . . . . . .          (63.4)      (43.6)
Retirements of long-term debt . . . . . . . . .           (0.2)       (0.2)
Dividend payments . . . . . . . . . . . . . . .           --         (26.7)
                                                        ------      ------

Net cash from financing activities. . . . . . .          (63.6)      (70.5)
                                                        ------      ------


Net increase in cash and
 temporary cash investments . . . . . . . . . .           --          --
Cash and temporary cash investments at
 beginning of period. . . . . . . . . . . . . .           --          --
                                                        ------      ------
Cash and temporary cash investments at
 end of period. . . . . . . . . . . . . . . . .         $ --        $ --
                                                        ======      ======

See Notes to Condensed Financial Statements.

                 NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Millions)

                              MARCH 31, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 1,092 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that ends in mid-1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $53.0, or $31.7 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $26.4, or $15.8 after-tax, was recorded resulting primarily from settlement gains from lump-sum pension payments from the Ameritech pension plan to former employees. The cumulative gross program costs through March 31, 1995 totaled $102.8, partially offset by settlement gains of $57.4 for an aggregate pretax net program cost of $45.4, or $27.1 after-tax. At March 31, 1995, the remaining severance accrual was $4.1.

As of March 31, 1995, 934 employees have left the Company as a result of the restructuring, with 158 expected to leave later in 1995.

NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report on Form 10-K, during the fourth quarter of 1994, the Company incurred an extraordinary noncash after-tax charge of $240.4 as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation."

The principal component of the above charge related to a determination that telephone plant asset lives were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches. The following is a summary of average lives of property, plant and equipment after the discontinuation of FAS 71:

     Asset Category                                         Average Life

     Central office equipment
       Digital switching. . . . . . . . . . . . . . . .           7
       Analog switching . . . . . . . . . . . . . . . .       obsolete
       Circuit accounts . . . . . . . . . . . . . . . .           7
     Copper and fiber cable and wire facilities . . . .          15
     All other. . . . . . . . . . . . . . . . . . . . .        various

Certain additional financial statement impacts occur as a result of no longer following FAS 71, including the provision for uncollectibles, previously shown as a reduction in other revenues, has been reclassified to other operating expenses.

       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1995 as compared with the first three months of 1994:

Results of Operations

Revenues

Total revenues in the first three months of 1995 were $270.8 and were $285.9 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                  $131.6    $126.6       $5.0      3.9

The increase in local service revenues in the first quarter 1995 was primarily attributable to higher network volumes which increased local service revenues by $3.9. The increased network volumes resulted principally from growth in the number of access lines, which increased 4.1 percent to 1,999,269 as of March 31, 1995 as compared with March 31, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. An additional increase of $2.7 was due to the 1994 implementation of the Extended Community Calling plan (ECC) which expanded local calling areas and reduced long distance usage. These increases were partially offset by net rate reductions of $1.6, $4.0 of which resulted from regulatory proceedings which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Network access
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Interstate
  Three Months Ended                 $61.1     $61.1      $--        --

Intrastate
  Three Months Ended                 $15.3     $21.4      $(6.1)   (28.5)

Interstate network access revenues have remained constant for the three months ended March 31, 1995 with the comparable prior year period. Higher network usage resulted in higher revenues of $1.4, as did a reduction of $1.2 in NECA common line pool support payments. Totally offsetting these increases were net rate reductions of $2.6. Minutes of use related to interstate calls increased 6.4 percent in 1995. See additional discussion below regarding Ameritech's interstate access price cap filing.

The decrease in intrastate network access revenues for the three months ended March 31, 1995 was primarily due to rate reductions of $4.4 which resulted from regulatory proceedings which adopted certain regulatory freedoms as previously discussed. Also contributing to the decrease was a decrease in network usage revenues of $1.7, as two major interexchange carriers increased utilization of existing dedicated high capacity facilities. Minutes of use related to switched intrastate calls increased
5.5 percent in 1995.
___________________________________________________________________________

Long distance service
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $42.3     $49.5      $(7.2)   (14.5)

The decrease in long distance revenues for the three months ended March 31, 1995 was impacted by the 1994 implementation of the ECC plan (previously discussed) which classified certain long distance usage to lower-priced local service usage. The ECC plan effectively lowered long distance revenues by $7.7. Partially offsetting this decrease were increased revenues of $0.5 resulting from increases in long distance network usage.

Other
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $20.5     $27.3      $(6.8)   (24.9)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a renegotiated directory and license fee contract with Ameritech Publishing, Inc. (API). The renegotiated contract accounted for approximately $6.3 of the decrease. Also contributing to the decrease was a decrease of $0.5 in rent revenues from a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Billing and collection services also decreased by $0.6. Partially offsetting these decreases were rate increases for inside wire installation and maintenance services of $0.6 and an increase in nonregulated services revenues of $0.5.
___________________________________________________________________________

Operating expenses

Total operating expenses for the three months ended March 31, 1995 decreased by $91.4 or 34.7 percent to $171.8. The decrease was almost entirely attributable to the 1994 work force restructuring, which resulted in a credit of $26.4 in the first quarter of 1995 related to the settlement gains previously discussed compared with a first quarter 1994 charge of $53.0.
___________________________________________________________________________

Employee-related expenses
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $57.2     $60.5      $(3.3)    (5.5)

The decrease in employee-related expenses for the three months ended
March 31, 1995 was attributable primarily to the effect of work force reductions of $6.0 over the past year, as well as reduced bonus accruals and pensions, postretirement benefits and other benefits of $3.6.
Partially offsetting these decreases were the effects of increased overtime payments, medical and dental benefits and payroll taxes of $6.3.

There were 4,392 employees at March 31, 1995, compared with 5,059 at March 31, 1994.

Depreciation and
  amortization expense
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $42.1     $46.0      $(3.9)    (8.5)

The decrease in depreciation and amortization expense for the three months ended March 31, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71
(FAS 71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. This decrease was partially offset by the change in depreciation rates as a result of shortening telephone plant lives following the discontinuation of FAS 71.
___________________________________________________________________________

Other operating expenses
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $84.2     $88.4      $(4.2)    (4.8)

The decrease in other operating expenses for the three months ended
March 31, 1995 was primarily attributable to decreases in access charges of $5.1, as a result of renegotiated rates, contract services of $1.9, discussed below, and other miscellaneous operating expenses of $2.6. These decreases were partially offset by a net increase in affiliate services, resulting from increased billings from Ameritech Services, Inc. (ASI) as business unit expenses, primarily for contract and professional services, have shifted to that entity, as well as material and supplies and advertising of $5.7, resulting from increased marketing efforts.

Restructuring (credit) charge
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                  $(26.4)    $53.0     $(79.4)     n/a

As discussed in Note 1, Ameritech announced on March 25, 1994, that it intended to reduce its nonmanagement work force by 6,000 employees (600 at the Company) by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations, and initiatives to balance the cost structure with emerging competition. Ameritech now expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March, including 1,092 at the Company. A pretax charge of $53.0 related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $26.4 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $5.0) are anticipated.

Actual employee reductions by quarter were: 114 in the second quarter of 1994, 207 in the third quarter of 1994, 593 in the fourth quarter of 1994 and 20 in the first quarter of 1995. Estimates for the remainder of 1995 are 87 in the second quarter and 71 in the third quarter. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $22.6) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50 thousand per departing employee. The projected savings may be partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $14.7     $15.3      $(0.6)    (3.9)

The decrease in taxes other than income taxes for the three months ended March 31, 1995 is primarily attributable to lower gross receipts taxes of $0.6 resulting from decreased revenues.

Other Income and Expenses

Interest expense
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                    $7.7      $6.1       $1.6     26.2

The increase in interest expense for the three months ended March 31, 1995 was primarily due to the increase in short-term interest rates, partially offset by lower average debt balances. Also contributing to the increase were increased costs related to the corporate-owned life insurance program.
___________________________________________________________________________

Other income, net
                                        March 31       (Increase)  Percent
                                     1995      1994     Decrease   Change

Three Months Ended                   $(0.4)   $(1.5)       $1.1      n/a

Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from a nonrecurring 1994 Sprint sales tax refund of $1.1 from a settlement from the state of Wisconsin, as well as from decreased equity earnings from ASI.
___________________________________________________________________________

Income taxes
                                        March 31        Increase   Percent
                                     1995      1994    (Decrease)  Change

Three Months Ended                   $36.6      $6.6      $30.0      n/a

The increase in income taxes for the three months ended March 31, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $26.4 ($15.8 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $53.0 ($31.7 after-tax) in the first quarter of 1994. Excluding these items, income taxes changed in line with the earnings in the business.

Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the three months ended March 31 was 11.19 in 1995 and 3.51 in 1994. The ratio in 1995 was favorably affected by a credit of $26.4 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $53.0 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of work force restructuring, the ratio is indicative of the Company's ability to meet its funding requirements.
___________________________________________________________________________

Interstate Access Price Cap Filing

On May 9, 1995 in its annual interstate access price cap filing, Ameritech elected the 5.3 productivity factor with no earnings sharing as allowed under the new price cap rules of the Federal Communications Commission
(FCC). That selection, together with other index changes required by the FCC's rules, results in annual rate reductions to the Company's customers totaling approximately $7.2 effective August 1, 1995.

Ameritech filed a waiver request with the FCC to make an additional downward adjustment of its indices that would have the effect of applying the 5.3 productivity factor retroactively back to January 1, 1995. The result would be an additional annual rate reduction for the Company's customers of $2.9 effective August 1, 1995. In return, Ameritech would be relieved of all sharing obligations for the entire 1995 calendar year.

                        PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

  (a)   Exhibits

        12 Computation of Ratio of Earnings to Fixed Charges for the Three Months Ended March 31, 1995 and March 31, 1994.

  (b)   Reports on Form 8-K

        No Form 8-K was filed by the registrant during the quarter for which this report is filed.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        WISCONSIN BELL, INC.

                                                 (Registrant)


Date:  May 9, 1995                      /s/ Richard A. Kuzmar

                                        Richard A. Kuzmar
                                        Vice President and Comptroller

                                        (Principal Financial Officer)

EXHIBIT 12
                           WISCONSIN BELL, INC.
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)


                                                Three Months Ended
                                                      March 31
                                                 1995          1994
1.  EARNINGS

    a)  Income before interest cost
         and income taxes . . . . . . .          $ 99.6         $24.3

    b)  Portion of rental expense
         representative of the
         interest factor (1). . . . . .             1.1           1.0
                                                 ------         -----

    Total 1(a) through 1(b) . . . . . .          $100.7         $25.3
                                                 ------         -----

2.  FIXED CHARGES

    a)  Total interest cost including
         capital lease obligations. . .          $  7.9         $ 6.2

    b)  Portion of rental expense
         representative of the
         interest factor (1). . . . . .             1.1           1.0
                                                 ------         -----

    Total 2(a) through 2(b) . . . . . .          $  9.0         $ 7.2
                                                 ------         -----

3.  RATIO OF EARNINGS TO FIXED CHARGES.           11.19          3.51
                                                  =====          ====
_______________

(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for the first quarter of 1995 reflect a $26.4 pretax credit primarily from settlement gains resulting from lump-sum pension payments from the pension plan to former employees associated with the nonmanagement work force restructuring. Results for the first quarter 1994 reflect a $53.0 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3)  Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.