Form 10-Q
period 1995-06-30
WISCONSIN BELL INC
filed 1995-08-07
CIK 107844

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 Form 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended June 30, 1995

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



At July 31, 1995, 31,960,395 common shares were outstanding.

Form 10-Q Part I                              Wisconsin Bell, Inc.


                      Part I - Financial Information

The following condensed financial statements have been prepared by Wisconsin Bell, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly report on Form 10-Q previously filed in the current year.

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                           (Millions of Dollars)
                                (Unaudited)

                                 Three Months Ended     Six Months Ended
                                        June 30               June 30
                                    1995        1994       1995     1994

Revenues                          $  280.6    $  282.8   $  551.4 $  568.7
                                  --------    --------   -------- --------
Operating Expenses
  Employee-related expenses           54.7       61.6       111.9    122.1
  Depreciation and amortization       42.8       48.6        84.9     94.6
  Other operating expenses            89.8       91.8       174.0    180.2
  Restructuring (credit) charge        --         --        (26.4)    53.0
  Taxes other than income taxes       15.4       15.5        30.1     30.8
                                  --------    -------    --------  -------
                                     202.7      217.5       374.5    480.7
                                  --------    -------    --------  -------
Operating income                      77.9       65.3       176.9     88.0
Interest expense                       7.5        7.1        15.2     13.2
Other expense (income), net            0.2       (0.2)       (0.2)    (1.7)
                                  --------    -------    --------  -------
Income before income taxes            70.2       58.4       161.9     76.5

Income taxes                          27.1       21.0        63.7     27.6
                                  --------    -------    --------  -------
Net income                            43.1       37.4        98.2     48.9

Reinvested earnings (deficit),
  beginning of period               (179.8)       9.7      (195.5)    24.9
Less, dividends                       40.9       28.5        80.3     55.2
                                  --------    -------    --------  -------
Reinvested earnings (deficit),
  end of period                    $ (177.6) $   18.6    $ (177.6) $  18.6
                                   ========  ========    ========  =======

See Notes to Condensed Financial Statements.

Form 10-Q Part I                                Wisconsin Bell, Inc.


                         CONDENSED BALANCE SHEETS
                           (Dollars in Millions)

                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash                                          $   --           $   --
 Receivables, net
  Customers                                       202.0            201.0
  Ameritech and affiliates                          5.1              5.4
  Other                                            13.1              9.9
 Material and supplies                              3.7              3.9
 Prepaid and other                                 17.9             89.7
                                               --------         --------
                                                  241.8            309.9
                                               --------         --------

Property, plant and equipment                   2,779.0          2,725.8
Less, accumulated depreciation                  1,611.5          1,540.0
                                               --------         --------
                                                1,167.5          1,185.8
                                               --------         --------

Investments, principally in affiliates             25.7             28.5
Other assets and deferred charges                  88.9             53.7
                                               --------         --------
Total assets                                   $1,523.9         $1,577.9
                                               ========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                      Wisconsin Bell, Inc.

                           (Dollars in Millions)


                                           June 30, 1995     Dec. 31, 1994
                                             (Unaudited)     (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech                                    $  119.1         $  180.2
  Other                                             0.4              0.7
 Accounts payable
  Ameritech Services, Inc. (ASI)                   57.2             46.5
  Ameritech and affiliates                         14.1             16.2
  Other                                            62.7             75.6
 Other current liabilities                        113.4             88.0
                                               --------         --------
                                                  366.9            407.2
                                               --------         --------
Long-term debt                                    305.8            305.9
                                               --------         --------

Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                 39.3             69.2
 Unamortized investment tax credits                28.9             31.7
 Postretirement benefits other than pensions      261.0            261.1
 Long-term payable to ASI                           8.3              8.8
 Other                                             39.7             37.9
                                               --------         --------
                                                  377.2            408.7
                                               --------         --------
Shareowner's equity
 Common shares - ($20 par value;
   31,995,000 shares authorized;
   31,960,395 issued and outstanding)             639.2            639.2
 Proceeds in excess of par value                   12.4             12.4
 Reinvested earnings                             (177.6)          (195.5)
                                               --------         --------
                                                  474.0            456.1
                                               --------         --------

Total liabilities and shareowner's equity      $1,523.9         $1,577.9
                                               ========         ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                            Wisconsin Bell, Inc.

                    CONDENSED STATEMENTS OF CASH FLOWS
                           (Dollars in Millions)
                                (Unaudited)

                                                       Six Months Ended
                                                           June 30
                                                       1995        1994

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                             $  98.2   $  48.9
 Adjustments to net income
 Restructuring (credit) charge, net of tax               (15.8)     31.7
 Depreciation and amortization                            84.9      94.6
 Deferred income taxes                                     9.1       2.0
 Investment tax credits, net                              (2.8)     (3.5)
 Interest during construction                             (0.5)     (0.2)
 Provision for uncollectibles                              5.6       5.0
 Change in accounts receivable                           (10.5)     18.6
 Change in material and supplies                           0.1       0.1
 Change in certain other current assets                    1.3       3.3
 Change in accounts payable                               (4.3)    (18.8)
 Change in certain other current liabilities               9.0      (8.6)
 Change in certain other noncurrent
  assets and liabilities                                 (10.0)    (19.0)
 Other                                                     3.0       2.6
                                                      --------   -------
Net cash from operating activities                       167.3     156.7
                                                      --------   -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                     (66.7)    (66.2)
Proceeds from (cost of) disposals of
  property, plant and equipment                            0.3      (0.8)
Other investing activities                                 0.1      --
                                                      --------   -------
Net cash from investing activities                       (66.3)    (67.0)
                                                      --------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net                              (61.1)    (34.1)
Retirements of long-term debt                             (0.4)     (0.4)
Dividend payments                                        (39.5)    (55.2)
                                                      --------   -------
Net cash from financing activities                      (101.0)    (89.7)
                                                      --------   -------
Net increase in cash                                      --        --
Cash at beginning of period                               --        --
                                                      --------   -------
Cash at end of period                                $    --   $    --
                                                     ========= =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                            Wisconsin Bell, Inc.


                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                           (Dollars in Millions)

                               JUNE 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. Approximately 11,500 employees are expected to leave under this program, including 1,092 employees of the Company. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who leave the business during a designated period that corresponds to contract expiration in 1995. In addition, certain business units are offering financial incentives under terms of the current contracts with the CWA and IBEW to selected nonmanagement employees who leave the business before the end of 1995. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $53.0, or $31.7 after-tax, was recorded in the first quarter 1994. In the first quarter 1995, a gain of $26.4, or $15.8 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. Settlement gains were not recorded in the second quarter of 1995 as they were not significant. The cumulative gross program costs through June 30, 1995 totaled $102.8, partially offset by settlement gains of $57.4 for an aggregate pretax net program cost of $45.4, or $27.1 after-tax. At June 30, 1995, the remaining severance accrual was $3.8.

As of June 30, 1995, 999 employees have left the Company as a result of the restructuring, with 93 expected to leave later in 1995.

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

Certain additional financial statement impacts occurred as a result of the discontinuation of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                             Wisconsin Bell, Inc.


       MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                           (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first six months of 1995 as compared with the first six months of 1994:

Results of Operations

Revenues

Total revenues in the first six months of 1995 were $551.4 and were $568.7 for the same period in 1994. The following paragraphs explain the components of that change.

Local service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $269.7     $254.5      $ 15.2       6.0

The increase in local service revenues in the first six months of 1995 was primarily attributable to higher network volumes which increased local service revenues by $14.0. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 4.1 percent to 2,009,091 as of June 30, 1995 as compared with June 30, 1994, as well as increased volumes and greater sales of special calling features, such as Call Forwarding and Caller ID. An additional increase of $5.0 was due to the 1994 implementation of the Extended Community Calling Plan (ECC) which expanded local calling areas and reduced long distance usage. These increases were partially offset by net rate reductions of $2.8, which resulted from legislation which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Form 10-Q Part I                          Wisconsin Bell, Inc.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Network access
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Interstate
   Six Months Ended              $125.0     $121.4      $  3.6       3.0

Intrastate
   Six Months Ended              $ 31.5     $ 41.6      $(10.1)    (24.3)

The increase in interstate network access revenues for the six months ended June 30, 1995 was primarily due to higher network usage, which resulted in increased revenues of $6.6, and a reduction of $2.9 in NECA common line support payments. Partially offsetting these revenue increases were net rate reductions of $5.7. Minutes of use related to interstate calls increased 6.8 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the six months ended June 30, 1995 was primarily due to rate reductions of $8.9 which resulted from legislation which adopted certain regulatory freedoms as previously discussed. Also contributing to the decrease was a decrease in network usage revenues of $1.2, as two major interexchange carriers increased utilization of existing dedicated high capacity facilities. Minutes of use related to switched intrastate calls increased 8.7 percent in 1995.
___________________________________________________________________________

Long distance service
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 83.8     $ 96.5      $(12.7)    (13.2)

The decrease in long distance revenues for the six months ended June 30, 1995 was impacted by the 1994 implementation of the ECC plan (previously discussed) which classified certain long distance usage to lower-priced local service usage. The ECC plan effectively lowered long distance revenues by $14.6. Partially offsetting this decrease were increased revenues of $1.9 resulting from increases in long distance network usage.

Form 10-Q Part I                            Wisconsin Bell, Inc.


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 41.4     $ 54.7      $(13.3)    (24.3)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a renegotiated directory and license fee contract with Ameritech Publishing, Inc. (API). The renegotiated contract accounted for approximately $13.0 of the decrease. Also contributing to the decrease was a decrease of $1.4 in rent revenues from a change in methodology in the way the Company accounts for these revenues. In 1995, these revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Partially offsetting these decreases were rate increases for inside wire installation and maintenance services of $1.2 and increases in nonregulated services revenues of $1.1.
___________________________________________________________________________

Operating expenses

Total operating expenses for the six months ended June 30, 1995 decreased by $106.2 or 22.1 percent to $374.5. The decrease was largely attributable to the 1994 work force restructuring, which resulted in a credit of $26.4 in the first quarter of 1995 related to the net settlement gains previously discussed compared with a first quarter 1994 charge of $53.0.
___________________________________________________________________________

Employee-related expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $111.9     $122.1     $ (10.2)     (8.4)


The decrease in employee-related expenses for the six months ended
June 30, 1995 was attributable primarily to the effect of work force reductions of $11.5 over the past year, as well as reduced bonus accruals and pensions, postretirement benefits and other benefits of $4.0.
Partially offsetting these decreases were the effects of increased overtime payments, wage increases, medical and dental benefits and payroll taxes of $5.3.

There were 4,429 employees at June 30, 1995, compared with 4,971 at June 30, 1994.

Form 10-Q Part I                           Wisconsin Bell, Inc.


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Depreciation and
  amortization
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 84.9     $ 94.6      $ (9.7)`   (10.3)

The decrease in depreciation and amortization expense for the six months ended June 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. The change in depreciation rates also contributed to the decrease.
___________________________________________________________________________

Other operating expenses
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $174.0     $180.2      $ (6.2)     (3.4)


The decrease in other operating expenses for the six months ended June 30, 1995 was primarily attributable to decreases in access charges of $8.2, as a result of renegotiated rates, and switching system software of $1.8. These decreases were partially offset by a net increase of $1.4 in affiliate services, resulting from increased billings from Ameritech Services, Inc. (ASI), primarily for contract and professional services. Increases of $2.4 in advertising and bad debt expenses and payment to the Wisconsin Advanced Telecommunications Foundation, which supports advanced telecommunication projects and educates users across Wisconsin, also partially offset the decreases.

Form 10-Q Part I                      Wisconsin Bell, Inc.


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Restructuring (credit) charge
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $(26.4)     $53.0      $(79.4)      n/a


As discussed in Note 1, Ameritech announced in March 1994 that it intended to reduce its nonmanagement work force by 6,000 employees (600 at the Company) by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the cost structure with emerging competition. Ameritech currently expects its nonmanagement work force to be reduced by about 11,500 employees through 1995 instead of the 6,000 originally estimated in March 1994, including 1,092 at the Company. A pretax charge of $53.0 related to the original estimated work force reduction was recorded in the first quarter of 1994, with additional charges later in 1994. A noncash settlement gain of $26.4 was recorded in the first quarter of 1995 associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $5.0) are anticipated.

Actual employee reductions by quarter were: 114 in the second quarter of 1994, 207 in the third quarter of 1994, 593 in the fourth quarter of 1994, 20 in the first quarter of 1995, and 65 in the second quarter of 1995. Employee reductions of 93 are expected in the third quarter of 1995. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $22.6) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements require contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program will reduce annual employee-related costs by approximately $50 thousand per departing employee. The projected savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
___________________________________________________________________________

Taxes other than income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 30.1     $ 30.8      $ (0.7)     (2.3)


The decrease in taxes other than income taxes for the six months ended June 30, 1995 is primarily attributable to lower gross receipts taxes of $0.8 resulting from decreased revenues.

Form 10-Q Part I                           Wisconsin Bell, Inc.



                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Other Income and Expenses

Interest expense
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 15.2     $ 13.2      $  2.0      15.2

The increase in interest expense for the six months ended June 30, 1995 was primarily due to the increase in short-term interest rates, partially offset by lower average debt balances.
___________________________________________________________________________

Other income, net
                                      June 30          (Increase)  Percent
                                  1995       1994       Decrease   Change

Six Months Ended                 $ (0.2)    $ (1.7)     $  1.5      n/a


Other income, net includes equity earnings in affiliates, interest income and other nonoperating items. The change in other income, net results primarily from a nonrecurring 1994 Sprint sales tax refund of $1.1 from a settlement from the state of Wisconsin, as well as from decreased equity earnings from ASI.
___________________________________________________________________________


Income taxes
                                      June 30           Increase   Percent
                                  1995       1994      (Decrease)  Change

Six Months Ended                 $ 63.7     $ 27.6      $ 36.1       n/a

The increase in income taxes for the six months ended June 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $26.4 ($15.8 after-tax) in the first quarter of 1995 as compared to the work force restructuring charge of $53.0 ($31.7 after-tax) in the first quarter of 1994. Excluding these items, income taxes changed in line with the earnings in the business.

Form 10-Q Part I                           Wisconsin Bell, Inc.


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Ratio of earnings to fixed charges

The ratio of earnings to fixed charges for the six months ended June 30 was
10.04 in 1995 and 5.97 in 1994. The ratio in 1995 was favorably affected by a credit of $26.4 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $53.0 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is indicative of the Company's ability to meet its funding requirements.
___________________________________________________________________________

Dial 1+

On July 25, 1995, the Wisconsin Public Service Commission issued an interim order directing implementation of IntraLATA Dial 1+ to be phased in during the first half of 1996. The financial impacts of this order have not yet been determined.
___________________________________________________________________________

Interstate access rate reduction

On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. By receiving FCC approval of Ameritech's waiver request effective January 1, 1995, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $10.9 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $4.6, which represents an increase of $1.6 over the 1995 reduction otherwise required under the FCC's interim price cap rules.
___________________________________________________________________________

Labor negotiations

The Company's nonmanagement workforce (about 80 percent of total employees) is represented by the Communications Workers of America whose contract was set to expire on August 5, 1995, but has been extended indefinitely. The extension may be canceled by either the Company or the CWA with 24 hour notice. Membership of the union has authorized a work stoppage. Negotiations with the union continue and management believes a satisfactory resolution will be achieved.

Form 10-Q Part II                       Wisconsin Bell, Inc.


                        PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

 (a)      Exhibits

          12 Computation of Ratio of Earnings to Fixed Charges for the Six Months Ended June 30, 1995 and June 30, 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K

          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part I                      Wisconsin Bell, Inc.


                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       WISCONSIN BELL, INC.

                                           (Registrant)


Date:  August 7, 1995                   /s/ Richard A. Kuzmar

                                        Richard A. Kuzmar
                                        Vice President and Comptroller

                                        (Principal Financial Officer)

                                                    EXHIBIT 12


                           WISCONSIN BELL, INC.
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                           (Dollars in Millions)


                                                       Six Months Ended
                                                           June 30
                                                       1995        1994
1.   EARNINGS

     a) Income before interest cost, and
         income taxes                                 $177.6      $ 89.9

     b) Portion of rental expense
        representative of the
        interest factor (1)                              2.2         2.0
                                                      ------      ------
     Total 1(a) through 1(b)                          $179.8      $ 91.9
                                                      ------      ------
2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations                    $ 15.7      $ 13.4

     b) Portion of rental expense
         representative of the
          interest factor (1)                            2.2        2.0
                                                      ------      ------
     Total 2(a) through 2(b)                          $ 17.9      $ 15.4
                                                      ------      ------
3.   RATIO OF EARNINGS TO FIXED CHARGES                10.04       5.97
                                                       =====       ====
________________

(1) One-third of rental expense is considered to be the amount re-presenting return on capital.

(2) The results for the first six months of 1995 reflect a first quarter 1995 $26.4 pretax credit primarily from settlement gains resulting form lump sum pension payments from the pension plan to former employees associated with the nonmanagement work force restructuring. Results for the first six months 1994 reflect a first quarter 1994 $53.0 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3)  Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates as the effect on an annual basis has been insignificant.