Form 10-Q
period 1995-09-30
WISCONSIN BELL INC
filed 1995-11-13
CIK 107844

                    SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549


                                 Form 10-Q


           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934


             For the Quarterly Period Ended September 30, 1995

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
Yes  X  .  No     .
   -----     -----


At October 31, 1995, 31,960,395 common shares were outstanding.

Form 10-Q Part I                                     Wisconsin Bell, Inc.


                      Part I - Financial Information
                      ------------------------------

The following condensed financial statements have been prepared by Wisconsin Bell, Inc. (the Company) pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) and, in the opinion of the Company, include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K and the quarterly reports on Form 10-Q previously filed in the current year.

     CONDENSED STATEMENTS OF INCOME AND REINVESTED EARNINGS (DEFICIT)
                          (Millions of Dollars)
                               (Unaudited)

                                      Three Months Ended Nine Months Ended
                                        September 30       September 30
                                        ------------       ------------
                                       1995       1994    1995      1994
                                       ----       ----    ----      ----
Revenues                             $  287.9  $  288.8 $  839.3  $  857.5
                                     --------  -------- --------  --------
Operating Expenses
  Employee-related expenses              55.2      64.4    167.1     186.5
  Depreciation and amortization          43.5      47.2    128.4     141.8
  Other operating expenses               85.1      97.6    259.1     277.8
  Restructuring (credit) charge          (0.2)     25.7    (26.6)     78.7
  Taxes other than income taxes          15.7      15.9     45.8      46.7
                                     --------  -------- --------  --------
                                        199.3     250.8    573.8     731.5
                                     --------  -------- --------  --------
Operating income                         88.6      38.0    265.5     126.0
Interest expense                          7.9       7.8     23.1      21.0
Other (income) expense, net              (0.7)      0.8     (0.9)     (0.9)
                                     --------  -------- --------  --------
Income before income taxes               81.4      29.4    243.3     105.9

Income taxes                             31.6      10.0     95.3      37.6
                                     --------  -------- --------  --------
Net income                               49.8      19.4    148.0      68.3

Reinvested earnings (deficit),
  beginning of period                  (177.6)     18.6   (195.5)     24.9
    Less, dividends                       --       29.3     80.3      84.5
                                     --------  -------- --------  --------
Reinvested earnings (deficit),
  end of period                      $ (127.8) $    8.7 $ (127.8) $    8.7
                                     ========  ======== ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                             Sept. 30, 1995  Dec. 31, 1994
                                             --------------  -------------
                                               (Unaudited)   (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
ASSETS

Current assets
 Cash and temporary cash investments           $    --        $   --
 Receivables, net
   Customers                                       216.4         201.0
   Ameritech and affiliates                          9.9           5.4
   Other                                            11.1           9.9
 Material and supplies                               2.8           3.9
 Prepaid and other                                  10.6          89.7
                                               ---------     ---------
                                                   250.8         309.9
                                               ---------     ---------
Property, plant and equipment                    2,812.9       2,725.8
Less, accumulated depreciation                   1,644.2       1,540.0
                                               ---------     ---------
                                                 1,168.7       1,185.8
                                               ---------     ---------
Investments, primarily in affiliates                26.6          28.5
Other assets and deferred charges                   89.0          53.7
                                               ---------     ---------
Total assets                                   $ 1,535.1      $1,577.9
                                               =========     =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                          (Dollars in Millions)

                                           Sept. 30, 1995   Dec. 31, 1994
                                           --------------   -------------
                                             (Unaudited)    (Derived from
                                                               Audited
                                                              Financial
                                                             Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech                                   $   115.0        $   180.2
  Other                                             0.5              0.7
 Accounts payable
  Ameritech Services, Inc. (ASI)                   49.9             46.5
  Ameritech and affiliates                         19.7             16.2
  Other                                            60.9             75.6
 Other current liabilities                         77.7             88.0
                                              ---------        ---------
                                                  323.7            407.2
                                              ---------        ---------
Long-term debt                                    308.7            305.9
                                              ---------        ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes                 41.5             69.2
 Unamortized investment tax credits                27.5             31.7
 Postretirement benefits other than pensions      263.0            261.1
 Long-term payable to ASI                           8.2              8.8
 Other                                             38.7             37.9
                                              ---------        ---------
                                                  378.9            408.7
                                              ---------        ---------
Shareowner's equity
 Common shares - ($20 par value;
   31,995,000 shares authorized;
   31,960,395 issued and outstanding)             639.2            639.2
 Proceeds in excess of par value                   12.4             12.4
 Reinvested deficit                              (127.8)          (195.5)
                                              ---------        ---------
                                                  523.8            456.1
                                              ---------        ---------
Total liabilities and shareowner's equity     $ 1,535.1        $ 1,577.9
                                              =========        =========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                    CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                        1995       1994
                                                        ----       ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                            $  148.0  $   68.3
 Adjustments to net income
 Restructuring (credit) charge, net of tax               (15.9)     47.1
 Depreciation and amortization                           128.4     141.8
 Deferred income taxes, net                               13.2       1.6
 Investment tax credits, net                              (4.2)     (5.2)
 Interest during construction                             (0.8)     (0.4)
 Provision for uncollectibles                              9.7       9.4
 Change in accounts receivable                           (30.8)     (2.8)
 Change in material and supplies                           0.8      (2.2)
 Change in certain other current assets                    8.6       5.5
 Change in accounts payable                               (7.8)    (16.2)
 Change in certain other current liabilities              12.0       8.0
 Change in certain other noncurrent
   assets and liabilities                                 (8.9)    (19.8)
 Other                                                     3.8       --
                                                      --------  --------
Net cash from operating activities                       256.1     235.1
                                                      --------  --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures                                    (111.4)   (101.2)
Proceeds from (cost of) disposals of
  property, plant and equipment                            1.2      (0.2)
Other investing activities                                 0.2       --
                                                      --------  --------
Net cash from investing activities                      (110.0)   (101.4)
                                                      --------  --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net                              (65.2)    (47.7)
Retirements of long-term debt                             (0.6)     (0.8)
Dividend payments                                        (80.3)    (84.5)
                                                      --------  --------
Net cash from financing activities                      (146.1)   (133.0)
                                                      --------  --------
Net increase in cash and temporary cash investments        --        0.7
Cash and temporary cash investments
  at beginning of period                                   --        --
                                                      --------  --------
Cash and temporary cash investments
  at end of period                                    $    --   $    0.7
                                                      ========  ========

See Notes to Condensed Financial Statements.

Form 10-Q Part I                                     Wisconsin Bell, Inc.


                  NOTES TO CONDENSED FINANCIAL STATEMENTS
                          (Dollars in Millions)

                            SEPTEMBER 30, 1995

NOTE 1:   Work Force Restructuring

During March 1994, the Company's parent, Ameritech Corporation, announced its plan to reduce its existing nonmanagement work force. As of September 30, 1995, 1,113 employees left the Company as a result of the restructuring. Under terms of agreements between Ameritech, the Communications Workers of America (CWA) and the International Brotherhood of Electrical Workers (IBEW), Ameritech implemented an enhancement to the Ameritech Pension Plan by adding three years to both the age and the net credited service of eligible nonmanagement employees who left the business during a designated period, which expired in the third quarter of 1995. In addition, certain business units offered financial incentives to selected nonmanagement employees. See additional discussion in Management's Discussion and Analysis below.

As a result of the restructuring, a pretax charge of $78.7, or $47.1 after-tax, was recorded in the first nine months of 1994. In the first nine months of 1995, a gain of $26.6, or $15.9 after-tax, was recorded resulting primarily from settlement gains from lump sum pension payments from the Ameritech pension plan to former employees. The cumulative gross program cost through September 30, 1995 totaled $107.1, partially offset by settlement gains of $61.9 for an aggregate pretax net program cost of $45.2, or $27.0 after-tax. At September 30, 1995, the remaining severance accrual was $0.9.

NOTE 2:   Discontinuation of FAS 71 and Reclassifications

As discussed more fully in the 1994 Annual Report on Form 10-K, during the fourth quarter of 1994 the Company incurred an extraordinary noncash after-tax charge of $240.4 as a result of its decision to discontinue the application of Statement of Financial Accounting Standards No. 71 (FAS 71), "Accounting for the Effects of Certain Types of Regulation."

The principal component of the above charge related to a determination that telephone plant asset lives prescribed by regulators were too long and analog switches were obsolete. The net effect of this determination is causing 1995 depreciation expense to decrease. Long-term, depreciation expense will likely increase as the effects of shorter lives on plant assets and future plant additions offset the discontinuation of depreciation of analog switches.

Certain additional financial statement impacts occurred as a result of the discontinuation of FAS 71, including the reclassification of the provision for uncollectibles, previously shown as a reduction in other revenues, to other operating expenses.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

        MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

                          (Dollars in Millions)


The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first nine months of 1995 as compared with the first nine months of 1994:

Results of Operations
---------------------
Revenues
--------
Total revenues in the first nine months of 1995 were $839.3 and were $857.5 for the same period in 1994. The following paragraphs explain the components of that change.
---------------------------------------------------------------------------
Local Service
-------------
                                     September 30      Increase    Percent
                                     ------------
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   411.7 $   387.1  $   24.6       6.4

The increase in local service revenues in the first nine months of 1995 was primarily attributable to higher network volumes which increased local service revenues by $21.8. The increased network usage volumes resulted principally from growth in the number of access lines, which increased 3.6 percent to 2,028,019 as of September 30, 1995 as compared with 1,957,358 at September 30, 1994, and greater sales of special calling features such as Call Forwarding and Caller ID. An additional increase of $5.6 was due to the 1994 implementation of the Extended Community Calling Plan (ECC) which expanded local calling areas and reduced long distance usage. These increases were partially offset by net rate reductions of $1.9, which resulted from legislation which adopted price regulation in place of rate-of-return regulation and removed limits on intrastate earnings.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)


Network access
--------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Interstate
----------
   Nine Months Ended             $   186.8 $   184.2  $    2.6       1.4

Intrastate
----------
   Nine Months Ended             $    46.9 $    61.7  $  (14.8)    (24.0)

The increase in interstate network access revenues for the nine months ended September 30, 1995 was primarily due to higher network usage, which resulted in increased revenues of $10.3, and a reduction of $2.7 in National Exchange Carrier Association common line support payments. Partially offsetting these revenue increases were net rate reductions of $8.0. Minutes of use related to interstate calls increased 6.4 percent in 1995. See additional discussion below regarding Ameritech's interstate access rate reductions.

The decrease in intrastate network access revenues for the nine months ended September 30, 1995 was primarily due to rate reductions of $12.8 which resulted from legislation which adopted certain regulatory freedoms as previously discussed. Also contributing to the decrease was a decrease in network revenues of $1.3, as two major interexchange carriers increased utilization of existing dedicated high capacity facilities.
---------------------------------------------------------------------------
Long distance service
---------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   127.2 $   141.1  $  (13.9)     (9.9)

The decrease in long distance revenues for the nine months ended September 30, 1995 was impacted by the 1994 implementation of the ECC plan (previously discussed) which classified certain long distance usage to lower-priced local service usage. The ECC plan effectively lowered long distance revenues by $16.2. Partially offsetting this decrease were increased revenues of $2.2 resulting from increases in long distance network usage.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other
-----
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    66.7 $    83.4  $  (16.7)    (20.0)

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The decrease in other revenues was primarily due to a renegotiated directory and license fee contract with Ameritech Publishing, Inc. (API). The renegotiated contract accounted for approximately $19.0 of the decrease. Also contributing to the decrease was a decrease of $2.8 in rent revenues from a change in methodology in the way the Company accounts for these revenues. In 1995, rent revenues were reflected as credits to expense, whereas in 1994, such amounts were included in other revenues. Partially offsetting these decreases were rate increases for inside wire installation and maintenance services of $1.9 and increases in nonregulated services revenues of $4.7.
---------------------------------------------------------------------------
Operating expenses
------------------
Total operating expenses for the nine months ended September 30, 1995 decreased by $157.7 or 21.6 percent to $573.8. The decrease was largely attributable to the 1994 work force restructuring, which resulted in a credit of $26.6 in the first nine months of 1995 related primarily to the net settlement gains previously discussed in Note 1, compared with a charge of $78.7 in the first nine months of 1994.
---------------------------------------------------------------------------
Employee-related expenses
-------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   167.1 $   186.5  $  (19.4)    (10.4)

The decrease in employee-related expenses for the nine months ended September 30, 1995 was attributable primarily to the effect of work force reductions of $15.9 over the past year, as well as reduced bonus accruals and postretirement and other benefits of $7.8. Partially offsetting these decreases were the effects of increased overtime payments, wage increases and medical and dental benefits of $4.3.

During September 1995, a union agreement was ratified by the Communications Workers of America (CWA). The new contract and wage increases were retroactive to August 6, 1995. The contract includes basic wage increases of 10.9 percent (compounded) over three years. In addition, the contracts provided for a signing bonus of $500 to each eligible employee upon ratification. The contract addresses wages, benefits, pensions, employment security, training and retraining and other conditions of employment. Most of the Company's nonmanagement work force (about 80 percent of total employees) is represented by the union.

There were 4,330 employees at September 30, 1995, compared with 4,917 at September 30, 1994.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Depreciation and
  amortization
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   128.4 $   141.8  $  (13.4)     (9.4)

The decrease in depreciation and amortization expense for the nine months ended September 30, 1995 was primarily due to the cessation of depreciation of analog switches determined to be obsolete in connection with the discontinuance of Statement of Financial Accounting Standards No. 71 (FAS
71), "Accounting for the Effects of Certain Types of Regulation," in the fourth quarter of 1994. See Note 2 for further details. The change in depreciation rates also contributed to the decrease.
---------------------------------------------------------------------------
Other operating expenses
------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $   259.1 $   277.8  $  (18.7)     (6.7)

The decrease in other operating expenses for the nine months ended September 30, 1995 was primarily attributable to decreases in access charges of $13.8, as a result of renegotiated rates, and switching system software of $2.2, as well as a net decrease of $5.4 in affiliate services. Increases of $2.7 in advertising and bad debt expenses and payment to the Wisconsin Advanced Telecommunications Foundation, which supports advanced telecommunication projects and educates users across Wisconsin, partially offset the decreases.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Restructuring (credit) charge
-----------------------------
                                     September 30
                                     ------------                  Percent
                                    1995      1994      Change      Change
                                    ----      ----      ------      ------

Nine Months Ended                $   (26.6)$    78.7  $ (105.3)      n/a

As discussed in Note 1, Ameritech announced in March 1994 that it intended to significantly reduce its nonmanagement work force by the end of 1995. Reduction of the work force results from the Company's implementation of technological improvements, consolidations and initiatives to balance the Company's cost structure with emerging competition. Pretax charges of $78.7 related to the then anticipated work force reduction were recorded in the first nine months of 1994. Noncash net settlement gains of $26.6 were recorded in the first nine months of 1995 primarily associated with lump-sum pension payments to former employees. Future settlement gains (estimated at $0.6) are anticipated.

Actual employee reductions by quarter were: 114 in the second quarter of 1994, 207 in the third quarter of 1994, 593 in the fourth quarter of 1994, 20 in the first quarter of 1995, 65 in the second quarter of 1995, and 114 in the third quarter of 1995, for a total of 1,113. Cash requirements to fund the financial incentives (principally contractual termination payments totaling approximately $22.8) are being met as prescribed by applicable collective bargaining agreements. Certain of these collective bargaining agreements required contractual termination payments to be paid in a manner other than lump-sum, thus requiring cash payments beyond an employee's termination date.

This program reduced annual employee-related costs by approximately $50 thousand per departing employee. These savings are being partially offset by the hiring of new employees with better matched skills to accommodate growth, ensure high quality customer service and meet staffing requirements for new business opportunities.
---------------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    45.8 $    46.7  $   (0.9)     (1.9)

The decrease in taxes other than income taxes for the nine months ended September 30, 1995 is primarily attributable to lower gross receipts taxes resulting from decreased revenues.

Form 10-Q Part I                                     Wisconsin Bell, Inc.


                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Other Income and Expenses
-------------------------
Interest expense
----------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    23.1 $    21.0  $    2.1      10.0

The increase in interest expense for the nine months ended September 30, 1995 was primarily due to an increase in interest expense related to corporate-owned life insurance programs and to borrowings from the Ameritech short-term funding pool.
---------------------------------------------------------------------------
Other (income) expense, net
---------------------------


                                     September 30      Change
                                     ------------      (Income)    Percent
                                    1995      1994     Expense      Change
                                    ----      ----     -------      ------

Nine Months Ended                $    (0.9)$    (0.9) $   --        --

Other (income) expense, net includes equity earnings in affiliates, interest income and other nonoperating items. Other (income) expense, net remained constant for the nine months ended September 30, 1995 as compared with the prior year period. Prior year results included two nonrecurring items. A 1994 Sprint sales tax refund of $1.1 from the state of Wisconsin was largely offset by the 1994 write-off of certain miscellaneous receivables. The decrease in current year equity earnings from Ameritech Services, Inc. (ASI) offset the remainder of the difference.
---------------------------------------------------------------------------
Income taxes
------------
                                     September 30
                                     ------------      Increase    Percent
                                    1995      1994     (Decrease)   Change
                                    ----      ----     ----------   ------

Nine Months Ended                $    95.3 $    37.6  $   57.7     153.5

The increase in income taxes for the nine months ended September 30, 1995 was due primarily to the change in pretax income as a result of the work force restructuring credit of $26.6 ($15.9 after-tax) in the first nine months of 1995 as compared to the work force restructuring charge of $78.7 ($47.1 after-tax) in the first nine months of 1994. Excluding these items, income taxes changed in line with the earnings of the business.

Form 10-Q Part I                                     Wisconsin Bell, Inc.

                   Management's Discussion and Analysis
                    of Results of Operations (cont'd.)

Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the nine months ended September 30 was 9.98 in 1995 and 5.36 in 1994. The ratio in 1995 was favorably affected by a credit of $26.6 for work force restructuring (see prior discussion of this item). The ratio in 1994 was adversely affected by a $78.7 charge for work force restructuring. The work force restructuring program has largely been funded by the Ameritech Pension Plan. After adjustment to remove the effects of the work force restructuring, the ratio is more indicative of the Company's ability to meet its funding requirements.
---------------------------------------------------------------------------
Dial 1+
-------
On July 25, 1995, the Wisconsin Public Service Commission issued an interim order directing implementation of IntraLATA "Dial 1+" to be phased in during the first half of 1996. The Company subsequently petitioned for reconsideration of this order, which was denied by the Commission in September 1995. On October 13, 1995, the Company filed an appeal of the Dial 1+ decision in Dane County Circuit Court. The Company has filed testimony with the Commission which asserts that implementation of intraLATA 1+ dialing in advance of interLATA authority for Ameritech will result in significant revenue and market share losses.
---------------------------------------------------------------------------
Interstate access rate reduction
--------------------------------
On July 18, 1995, the Federal Communications Commission (FCC) approved Ameritech's request for price regulation without sharing of earnings effective January 1, 1995. As a result, the total annual reduction in prices that the Company charges long distance companies for local connections increased to $10.9 effective August 1, 1995. The current year impact is expected to be a reduction in interstate access revenues of $4.6, which represents an increase of $1.6 over the 1995 reduction otherwise required under the FCC's interim price cap rules.

Form 10-Q Part II                                     Wisconsin Bell, Inc.

                       PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12   Computation of Ratio of Earnings to Fixed Charges for the
          Nine Months Ended September 30, 1995 and September 30, 1994.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          --------------------
          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

Form 10-Q Part II                                     Wisconsin Bell, Inc.

                                SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                            WISCONSIN BELL, INC.
                                            --------------------
                                                (Registrant)


Date:  November 13, 1995                     /s/ Cheryl K. Wooley
                                            --------------------

                                            Cheryl K. Wooley
                                            Vice President
                                            State Finance Organizations

                                            (Principal Financial Officer)

                                                                 EXHIBIT 12
                           WISCONSIN BELL, INC.
             COMPUTATION OF RATIO OF EARNINGS TO FIXED CHARGES

                          (Dollars in Millions)

                                                       Nine Months Ended
                                                          September 30
                                                          ------------
                                                       1995         1994
                                                       ----         ----
1.   EARNINGS
     --------
     a) Income before interest cost
         and income taxes                             $  267.2   $  127.3

     c) Portion of rental expense
          representative of the
          interest factor (1)                              3.2        2.9
                                                      --------   --------
     Total 1(a) through 1(b)                          $  270.4   $  130.2
                                                      --------   --------
2.   FIXED CHARGES

     a) Total interest cost including
         capital lease obligations                    $   23.9   $   21.4

     b) Portion of rental expense
         representative of the
         interest factor (1)                               3.2        2.9
                                                      --------   --------
     Total 2(a) through 2(b)                          $   27.1   $   24.3
                                                      --------   --------
3.   RATIO OF EARNINGS TO FIXED CHARGES                  9.98        5.36
                                                         ====        ====
---------------

(1) One-third of rental expense is considered to be the amount representing return on capital.

(2) The results for the first nine months of 1995 reflect a $26.6 pretax credit primarily from settlement gains resulting from lump sum pension payments from the pension plan to former employees who left the business in the nonmanagement work force restructuring. Results for the first nine months 1994 reflect a $78.7 pretax charge associated with the nonmanagement work force restructuring. Costs of the work force restructuring program have largely been funded from the Ameritech Pension Plan.

(3)  Interest cost includes capitalized interest expense.

(4) Earnings have not been adjusted to reflect the timing of dividends received and equity in earnings of unconsolidated affiliates since the effect on an annual basis has been insignificant.