Form 10-Q
period 1997-03-31
WISCONSIN BELL INC
filed 1997-05-06
CIK 107844

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                  Form 10-Q


            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934


                For the Quarterly Period Ended March 31, 1997

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


  At April 30, 1997, 31,960,395 common shares were outstanding.

                   Part I - Financial Information
                   ------------------------------
       CONDENSED STATEMENTS OF INCOME AND ACCUMULATED DEFICIT
                        (Dollars in Millions)
                             (Unaudited)

                                               Three Months Ended
                                                     March 31
                                                ----------------
                                               1997          1996
                                               ----          ----
Revenues
  Local service...........................  $   156.2     $   147.2
  Interstate network access..........            70.0          64.7
  Intrastate network access..........            14.7          15.2
  Long distance services.............            35.6          43.6
  Other..............................            26.1          26.0
                                            ---------     ---------
                                                302.6         296.7
                                            ---------     ---------
Operating expenses
  Employee-related expenses..........            52.5          54.2
  Depreciation and amortization......            44.3          43.7
  Other operating expenses...........            95.4          97.1
  Taxes other than income taxes......            16.9          14.8
                                            ---------     ---------
                                                209.1         209.8
                                            ---------     ---------
Operating income.....................            93.5          86.9
Interest expense.....................             7.4           6.8
Other income, net....................             0.8           0.8
                                            ---------     ---------
Income before income taxes...........            86.9          80.9
Income taxes.........................            34.1          30.8
                                            ---------     ---------
Net income...........................            52.8          50.1

Accumulated deficit,
  beginning of period................          (116.2)       (126.9)
   Less, dividends declared .........            51.8          45.1
                                            ---------     ---------
Accumulated deficit,
  end of period......................       $  (115.2)    $  (121.9)
                                            =========     =========


See Notes to Condensed Financial Statements.

                        CONDENSED BALANCE SHEETS
                          (Dollars in Millions)

                                          March 31, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
ASSETS

Current assets
 Cash and temporary cash investments.........  $     0.1     $     0.1
 Investment in Ameritech funding pool........       10.5          --
                                               ---------     ---------
                                                    10.6           0.1
 Receivables, net
   Customers.................................      233.6         243.6
   Other.....................................        5.8           5.6
 Material and supplies.......................        3.5           2.9
 Prepaid and other...........................        7.6           7.4
                                               ---------     ---------
                                                   261.1         259.6
                                               ---------     ---------
Property, plant and equipment................    2,945.3       2,914.9
Less, accumulated depreciation...............    1,770.5       1,739.2
                                               ---------     ---------
                                                 1,174.8       1,175.7
                                               ---------     ---------
Investments, primarily in affiliates.........       24.4          27.4
Other assets and deferred charges............      106.6         106.0
                                               ---------     ---------
Total assets.................................  $ 1,566.9    $  1,568.7
                                               =========     =========


See Notes to Condensed Financial Statements.

                          (Dollars in Millions)

                                          March 31, 1997  Dec. 31, 1996
                                          --------------  -------------
                                            (Unaudited)   (Derived from
                                                             Audited
                                                            Financial
                                                           Statements)
LIABILITIES AND SHAREOWNER'S EQUITY

Current liabilities
 Debt maturing within one year
  Ameritech.................................   $    --      $     19.2
 Accounts payable
  Ameritech Services, Inc. (ASI)............        50.7          53.3
  Ameritech and affiliates..................        17.0          21.3
  Other.....................................        57.5          67.8
 Other current liabilities..................        90.1          52.3
                                               ---------     ---------
                                                   215.3         213.9
                                               ---------     ---------
Long-term debt..............................       430.0         430.0
                                               ---------     ---------
Deferred credits and other long-term liabilities
 Accumulated deferred income taxes..........        64.7          65.2
 Unamortized investment tax credits.........        19.9          21.0
 Postretirement benefits
   other than pensions......................       262.4         262.7
 Long-term payable to ASI...................         7.2           7.7
 Other .....................................        31.0          32.8
                                               ---------     ---------
                                                   385.2         389.4
                                               ---------     ---------
Shareowner's equity
 Common shares - ($20 par value;
   31,995,000 shares authorized;
   31,960,395 issued and outstanding).......       639.2         639.2
 Proceeds in excess of par value............        12.4          12.4
 Accumulated deficit........................      (115.2)       (116.2)
                                               ---------     ---------
                                                   536.4         535.4
                                               ---------     ---------
Total liabilities and shareowner's equity...   $ 1,566.9    $  1,568.7
                                               =========     =========


See Notes to Condensed Financial Statements.

                   CONDENSED STATEMENTS OF CASH FLOWS
                          (Dollars in Millions)
                               (Unaudited)

                                                   Three Months Ended
                                                       March 31
                                                     -------------
                                                   1997         1996
                                                   ----         ----
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..............................         $   52.8     $   50.1
 Adjustments to net income
  Depreciation and amortization...............       44.3         43.7
  Deferred income taxes, net..................       (0.4)        (1.1)
  Investment tax credits, net.................       (1.1)        (1.3)
  Capitalized interest........................       (0.2)        (0.2)
  Change in accounts receivable, net..........        9.8          4.3
  Change in material and supplies.............       (1.9)        (1.4)
  Change in certain other current assets......       (0.3)         0.7
  Change in accounts payable..................      (17.2)       (20.0)
  Change in certain other current
   liabilities................................       37.7         33.7
  Change in certain other noncurrent
   assets and liabilities.....................       (3.3)        (5.8)
  Other operating activities, net............         3.2          2.8
                                                 --------     --------
Net cash from operating activities............      123.4        105.5
                                                 --------     --------
CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures..........................      (44.2)       (28.7)
Proceeds from disposals of
 property, plant and equipment................        2.3          1.9
                                                 --------     --------
Net cash from investing activities............      (41.9)       (26.8)
                                                 --------     --------
CASH FLOWS FROM FINANCING ACTIVITIES:
Intercompany financing, net...................      (19.2)        13.1
Retirements of long-term debt.................       --           (0.1)
Dividend payments.............................      (51.8)       (91.7)
                                                 --------     --------
Net cash from financing activities............      (71.0)       (78.7)
                                                 --------     --------
Net change in cash and
 temporary cash investments...................       10.5         --
Cash and temporary cash investments,
 beginning of period..........................        0.1          0.1
                                                 --------     --------
Cash and temporary cash investments,
 end of period................................   $   10.6     $    0.1
                                                 ========     ========

See Notes to Condensed Financial Statements.

               NOTES TO CONDENSED FINANCIAL STATEMENTS
                        (Dollars in Millions)

                           MARCH 31, 1997

NOTE 1:   Preparation of Interim Financial Statements

The condensed financial statements of Wisconsin Bell, Inc. (Wisconsin Bell or the Company) have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). These financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the amounts of revenues and expenses. Actual amounts could differ from those estimates. In the Company's opinion, these statements include all adjustments (consisting only of normal recurring adjustments) necessary for a fair statement of results for each period shown. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such SEC rules and regulations. The Company believes that the disclosures made are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's latest Annual Report on Form 10-K.

    MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS

The following is a discussion and analysis of the changes in revenues, operating expenses and other income and expenses for the first three months of 1997 as compared with the first three months of 1996.

Results of Operations
---------------------
Revenues
--------
Total revenues in the first three months of 1997 were $302.6 million and were $296.7 million for the same period in 1996, an increase of $5.9 million. The increase was primarily attributable to growth in access lines and sales of call management services, as well as increases in switched minutes of use resulting from higher network usage volumes. These increases were partially offset by net rate reductions.

---------------------------------------------------------------------
Local service
-------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $  156.2   $  147.2    $   9.0      6.1

Local service revenues include basic monthly service fees and usage charges, fees for call management services, installation and connection charges and public phone revenues. The increase in local service revenues for the three months ended March 31, 1997 was due largely to higher network usage volumes, resulting primarily from access line growth of 4.3 percent over the prior year period. Second line additions by residential and small business customers contributed to the increase in access lines. Sales of call management services, such as Call Forwarding, Call Waiting and Caller ID continued to grow as well, fueled by customer demand for additional flexibility and convenience.

There were 2,158,000 access lines in service as of March 31, 1997 compared with 2,068,000 as of March 31, 1996.

---------------------------------------------------------------------
Network access
--------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Interstate
----------

Three Months Ended           $   70.0   $   64.7    $   5.3      8.2

Intrastate
----------

Three Months Ended           $   14.7   $   15.2    $  (0.5)    (3.3)

Network access revenues are fees charged to interexchange carriers that use the Company's local landline communications network to connect customers to their long distance network. In addition, end users pay flat rate access fees to connect to the long distance network. These revenues are generated from both interstate and intrastate services.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Network access (cont'd.)
------------------------
The increase in interstate network access revenues for the three months ended March 31, 1997 was due primarily to an increase in network minutes of use, resulting from overall growth in the volume of calls handled for interexchange carriers. Greater demand for dedicated services by Internet service providers and other high-capacity users also contributed to the increase. These revenue increases were partially offset by rate reductions. Interstate minutes of use for the three months ended March 31, 1997 increased by
3.4 percent over the comparable prior year period.

The decrease in intrastate network access revenues for the three months ended March 31, 1997 was primarily attributable to rate reductions, which were mostly offset by volume increases. Minutes of use related to intrastate calls increased 4.6 percent in the first three months of 1997 over the comparable prior year period.

---------------------------------------------------------------------
Long distance service
---------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   35.6   $   43.6    $  (8.0)   (18.3)

Long distance service revenues are derived from customer calls to locations outside of their local calling areas, but within the same Local Access and Transport Area (LATA). The decrease in long distance service revenues for the three months ended March 31, 1997 was primarily attributable to decreased volumes resulting from increased competition from alternative providers of intraLATA toll service. As of September 1, 1996, all of the Company's service territory had been opened to Dial 1+ competition.

---------------------------------------------------------------------
Other
-----
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   26.1   $   26.0    $   0.1      0.4

Other revenues include revenues derived from directory advertising, billing and collection services, inside wire installation and maintenance services and other miscellaneous services. The increase in other revenues for the three months ended March 31, 1997 was not significant in comparison with the prior year period. Increases in inside wire installation and maintenance revenues were substantially offset by a decrease in revenues from other nonregulated services.

---------------------------------------------------------------------
Operating expenses
------------------

Total operating expenses for the three months ended March 31, 1997 decreased by $0.7 million or 0.3 percent to $209.1 million. See below for a discussion of operating expense items.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Employee-related expenses
-------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   52.5   $   54.2    $  (1.7)    (3.1)

The decrease in employee-related expenses for the three months ended March 31, 1997 was due primarily to lower wage expenses resulting from decreased force levels and overtime and bonus expenses, partially offset by wage rate increases.

There were 4,132 employees as of March 31, 1997, compared with 4,346 as of March 31, 1996.

---------------------------------------------------------------------
Depreciation and
  amortization
------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   44.3   $   43.7    $   0.6      1.4

The increase in depreciation and amortization expense for the three months ended March 31, 1997 is primarily due to an increase in depreciable plant balances, as well as an increase in depreciation rates used for certain asset categories due to the use of shorter depreciable lives for newer technologies.

---------------------------------------------------------------------
Other operating expenses
------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   95.4   $   97.1    $  (1.7)    (1.8)

The decrease in other operating expenses for the three months ended March 31, 1997 was due to decreases in cost of sales, related to equipment sales, as well as decreased contract services and access charge expenses. These decreases were partially offset by an increase in affiliated services expenses, due primarily to systems programming and reengineering efforts, and increased uncollectibles.

---------------------------------------------------------------------
Taxes other than income taxes
-----------------------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   16.9   $   14.8    $   2.1     14.2

Taxes other than income taxes consist of property taxes, gross receipts taxes and other nonincome based taxes. The increase in taxes other than income taxes for the three months ended March 31, 1997 was due to increased gross receipts taxes over the prior year period, largely due to state tax reforms.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Income and Expenses
-------------------------
Interest expense
----------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    7.4   $    6.8    $   0.6      8.8

The increase in interest expense for the three months ended March 31, 1997 was due primarily to a increased interest on long-term debt following the Company's issuance of $125 million of long-term debt in November 1996. This increase was partially offset by decreased interest on balances in the Ameritech short-term funding pool, reflecting lower average pool balances.

---------------------------------------------------------------------
Other income, net
-----------------
                                                     Change
                                    March 31         Income   Percent
                                  ------------
(dollars in millions)            1997      1996    (Expense)   Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $    0.8   $    0.8    $  --       --

Other income, net includes equity in earnings of affiliates, interest income and other nonoperating items. There was no change in other income net for the first three months of 1997 as compared with the prior year period.

---------------------------------------------------------------------
Income taxes
------------
                                    March 31        Increase  Percent
                                  ------------
(dollars in millions)            1997      1996    (Decrease)  Change
 -------------------             ----      ----     --------   ------

Three Months Ended           $   34.1   $   30.8    $   3.3     10.7

The increase in income taxes for the three months ended March 31, 1997 was due primarily to increased pretax earnings resulting from the revenue and expense items discussed above.

---------------------------------------------------------------------
Ratio of earnings to fixed charges
----------------------------------
The ratio of earnings to fixed charges for the three months ended
March 31 was 11.43 in 1997 and 11.40 in 1996.

                Management's Discussion and Analysis
                 of Results of Operations (cont'd.)

Other Matters
--------------

Competition and the Telecommunications Act of 1996
--------------------------------------------------
The Company's local service markets have been opened to competition from interexchange carriers and other local service providers, as required by the Telecommunications Act of 1996 (the 1996 Act). Interconnection agreements that the Company has signed require it to allow access to network elements at cost-based rates or services at discounted, wholesale rates. These agreements may result in some downward pressure on local service revenues, as a portion of the Company's revenue shifts from local service at retail rates to network access at wholesale rates.

The 1996 Act was also designed to bring renewed scrutiny of the current universal service funding policy. Historically, network access charges have been used to help local exchange carriers ensure universal basic telephone service to all customers. The FCC is expected to review and possibly modify this policy during 1997. Any modifications by the FCC may result in changes to the Company's revenue stream related to network access charges.

The Company has signed a significant number of interconnection and resale agreements with competitors, paving the way for entry into the interLATA long distance market. However, FCC rules require that interLATA long distance service be offered by a separate subsidiary of Ameritech. Accordingly, Ameritech's entry into this market will not generate long distance revenues for Wisconsin Bell. As a result, the potential revenue decline brought by local service competition will not be offset at the Company by gains in long distance revenue.

It is impossible to predict the specific impact of the Telecom Act and other changes in the industry on Wisconsin Bell's business or financial condition. Notwithstanding the potential for an adverse effect on its revenue streams, the Company intends to pursue growth opportunities in its local exchange business.


Private Securities Litigation Reform Act Safe Harbor Statement
------------------------------------------------------------------
Except for historical information contained herein, the above discussion contains certain forward-looking statements that involve potential risks and uncertainties. The Company's future results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, changes in economic and market conditions, effects of state and federal regulation and the impact of new technologies. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. The Company undertakes no obligation to revise or update these forward-looking statements to reflect events or circumstances that arise after the date hereof or to reflect the occurrence of unanticipated events.

                         PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------
 (a)      Exhibits
          --------
          12 Computation of Ratio of Earnings to Fixed Charges for the three months ended March 31, 1997 and March 31, 1996.

          27   Financial Data Schedule.

 (b)      Reports on Form 8-K
          -------------------
          No Form 8-K was filed by the registrant during the quarter for which this report is filed.

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


                                                WISCONSIN BELL, INC.
                                                ------------------
                                                   (Registrant)


  Date:  May 6, 1997                      /s/ Ronald G. Pippin
                                          --------------------------
                                          Ronald G. Pippin
                                          Comptroller